Form 10QSB
period 1999-12-31
NETWEB ONLINE COM INC
filed 2000-02-15
CIK 1102119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: December 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________

                           Commission File No. 0-28833


                                NetWeb OnLine.Com Inc.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Texas                             75-2767933
     -------------------------------           -----------------
     (State or Other Jurisdiction of           (I.R.S.  Employer
     Incorporation  or  Organization)         Identification No.)

     3350  N.W.  2nd  Avenue,  Suite  A28,  Boca  Raton,  FL  33431
     --------------------------------------------------------------
               (Address  of  Principal  Executive  Offices)

                               (561)-289-5175
                           -----------------------
              (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes       No  X
    ---      ---

     (The  Company  became  subject to the reporting requirements on January 20,
2000)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of February 11, 2000, the issuer had 4,647,447 shares of its common stock, par value $0.001 per share, issued and outstanding. As of February 11, 2000 762,703 shares of Series I Preferred Stock were issued and outstanding. Each share of Series I Preferred Stock is convertible at any time from and after 12 months after issuance into three (3) shares of the Company's Common Stock. As of February 11, 2000, 200,000 shares of the Company's Series II Redeemable Preferred Stock were issued and outstanding. The Series II Redeemable Preferred Stock is redeemable by the Company at the option of the Board of Directors, at $1.50 per share upon the earlier to occur of: (i) February 28, 2000; or (ii) the completion by the Company of a registered public equity offering in the minimum of $2,000,000.

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes       No  X
    ---      ---

                              NETWEB ONLINE.COM INC
                              INDEX TO FORM 10-QSB


PART  I  -  FINANCIAL  INFORMATION                               PAGE NO.

Item  1     Financial  statements                                    p. 3

          Balance  Sheets  at  September  30,  1999
          and  December  31,  1999                                   p. 3

          Statements  of  Operations  for  the  three
          months  ended  December  31,  1999  and  1998              p. 4

          Statement  of  Changes  in  Shareholders'
          Equity  for  the  three  months  ended
          December  31,  1999  and  1998                             p. 6

          Statement  of  Cash  Flows  for  the  three  months
          ended  December  31,  1999  and  1998                      p. 5

          Notes  to  the  Financial  Statements                      p. 7

Item  2   Management's  discussion  and  analysis  or  plan
          of  operation                                             p. 12

PART  II  -  OTHER  INFORMATION                                     p. 14

Item  1     Legal  proceedings                                      p. 14

Item  2     Changes  in  Securities  and  use  of  proceeds         p. 14

Item  3     Defaults  upon  senior  securities                      p. 14

Item  4     Submission  of  matters  to  a  vote  of
            security  holders                                       p. 14

Item  5     Other  events                                           p. 14

Item  6(a)  Exhibits                                                p. 15

Item  6(b)  Reports  on  Form  8-K                                  p. 15

Signatures                                                          p. 16

                                     PART I
                              FINANCIAL INFORMATION

Item  1.     Financial  Statements.

                            NETWEB ONLINE.COM, INC.
                            UNAUDITED BALANCE SHEETS
                          At December 31, 1999 and 1998

                                     ASSETS
                                     ------

                                                   December 31,    September 30,
                                                       1999            1999
                                                  --------------  ---------------
CURRENT ASSETS
     Cash                                         $      29,677   $          883
     Advance to shareholder                               1,250            1,250
Subscription Note Receivable                             10,000                -
     Deferred advertising costs                         181,791          181,791
     Inventory                                           54,193           51,830
     Prepaid expenses                                     5,270            2,189
                                                  --------------  ---------------
          Total current assets                          282,631          237,943

OTHER ASSETS
Trademarks and Web Site Acquisition
                                                         18,017                -
Patent, net of amortization of $7,006 and $5,605
Total Other Assets                                       60,255           61,656
                                                  --------------  ---------------
                                                         78,272           61,656

TOTAL ASSETS                                      $     360,903   $      299,599
                                                  ==============  ===============

LIABILITIES AND SHAREHOLDERS EQUITY
------------------------------------

CURRENT LIABILITIES
     Accrued liabilities                          $      15,900   $        7,326
     Other payables                                      40,000           40,000
                                                  --------------  ---------------
         Total current liabilities                       55,900           47,326
                                                  --------------  ---------------
COMMITMENTS AND CONTINGENCIES                                 -                -

LONG TERM LIABILITIES
     Note payable to related party                       35,000           35,000
                                                  --------------  ---------------
SHAREHOLDERS' EQUITY
     Preferred Stock, $.001 par
     value; 5 million shares
     authorized:
          Series I Convertible,
          729,000 and 28,966
          shares issued and
       outstanding at December
          31, 1999 and September
          30, 1999, respectively;
          liquidation preference
          $86,218                                           729               29
          Series II Redeemable,
          200,000 issued and
          outstanding at December
          31, 1999 and September
          30, 1999; liquidation
          preference of $200,000
     Common stock, $.001 par                                200              200
     value; 30 million shares
     authorized,4,647,447 and
     4,064,447 issued and
     outstanding at December 31,
     1999 and September 30, 1999,
     respectively                                         4,647            4,064
     Additional paid-in capital                       1,177,748        1,127,281
     Accumulated deficit                               (279,321)        (264,301)
                                                  --------------  ---------------
                                                        904,003          867,273
          Less notes receivable -
          exercise of warrants                         (634,000)        (634,000)
                                                  --------------  ---------------
          Total Shareholders'                           270,003          217,273
                                                  --------------  ---------------
          Equity
LIABILITIES AND SHAREHOLDERS'                     $     360,903   $      299,599
EQUITY                                            ==============  ===============

The accompanying notes are an integral part of these financial statements

NETWEB ONLINE.COM, INC.

                       UNAUDITED STATEMENTS OF OPERATIONS
                     For the three months ended December 31,
                                  1999 and 1998

                                        1999         1998
                                     -----------  -----------
REVENUES                             $   19,657   $        -
COST OF SALES                             5,962            -
                                     -----------  -----------
 Gross profit                            13,695            -
GENERAL AND ADMINISTRATIVE EXPENSES      18,715       36,252
                                     -----------  -----------
Net loss before income tax
provision                                (5,020)     (36,252)
Provision for income taxes                    -            -
                                     -----------  -----------
Net loss                             $   (5,020)  $  (36,262)
                                     ===========  ===========
Loss per share - basic and diluted   $     0.00   $     0.01
                                     ===========  ===========
Weighted average number of shares -
basic and diluted                     4,647,447    3,413,976
                                     ===========  ===========

The accompanying notes are an integral part of these financial statements

NETWEB ONLINE.COM, INC.

                       UNAUDITED STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 1999 and 1998

                                         1999        1998
                                       ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                          $ (5,020)  $(142,254)
Adjustments to reconcile net loss
to net cash used in operating
activities
Depreciation and amortization
Inventory                                 1,401           -
Subscription receivable                  (2,363)    (38,029)
Trademarks and web site                 (10,000)
acquisition                                               -
Prepaid expenses                        (18,017)          -
Accrued expenses                         (3,531)          -
                                          8,574           -
                                       ---------  ----------
Net cash used in operating activities
                                        (28,956)   (350,133)
                                       ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITES
Advance to shareholder                        -      (1,250)
Deposit on patent                             -     (20,000)
                                       ---------  ----------
Net cash from investing activities
                                              -     (21,250)
                                       ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common
stock,
preferred stock and warrants             57,750     341,710
                                       ---------  ----------
Net cash provided by financing
activities                               57,750     376,710
                                       ---------  ----------
INCREASE/DECREASE IN CASH                28,794
Cash and cash equivalents at                883
                                       ---------
beginning of period
Cash and cash equivalents at end       $ 29,677   $   5,327
                                       =========  ==========
of period
SUPPLEMENTAL INFORMATION ON CASH
FLOWS:
Cash paid during the period for:
Interest                               $      -   $       -
                                       =========  ==========
Income taxes                           $      -   $       -
                                       =========  ==========
Non-cash investing and financing
activities:
Issuance of common stock for
acquisition of patent                  $      0
                                       =========
Issuance of common stock for
services                               $      0
                                       =========
Common stock sold for notes            $      0
                                       =========

The accompanying notes are an integral part of these financial statements

NETWEB ONLINE.COM, INC.

             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY For the three months ended December 31,1999 and 1998

                              Preferred Stock        Common Stock
                            ------------------  ---------------------
                            Number of            Number of
                             Shares    Amount     Shares      Amount
                            ---------  -------  -----------  --------
Balances at September 30,
1999                          228,966  $   229   4,058,447   $ 4,058
Shares issued for shares
of NetWeb OnLine.Com, Inc.    700,000      700   2,310,000     2,310
Shares retired in
connection with the
acquisition of NetWeb
Online.Com, Inc.                    -        -  (1,727,000)   (1,727)

Net loss for period                 -        -           -         -
Balance December 31, 1999     928,966  $   929   4,647,447   $ 4,647
                            =========  =======  ===========  ========

                           Additional
                             paid-in     Accumulated      Notes
                             capital       Deficit      Receivable     Total
                           -----------  -------------  ------------  ---------
Balances at September
30, 1999                   $ 1,127,287  $   (274,301)  $  (634,000)  $217,273
Shares issued for
shares of NetWeb
OnLine.Com, Inc.                54,740             -             -     57,750
Shares retired in
connection with the
acquisition of NetWeb
Online.Com, Inc.                 1,721             -             -          -
Net loss for period                  -        (5,020)            -     (5,020)
                           -----------  -------------  ------------  ---------
Balance December 31, 1999  $ 1,177,748  $   (279,321)  $   634,000   $270,003
                           ===========  =============  ============  =========

The accompanying notes are an integral part of these financial statements

                               NetWeb OnLine.Com, Inc.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    THREE MONTH PERIOD ENDED DECEMBER 31, 1999

NOTE  1.  -  UNAUDITED  FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. The results of operations for the three-month periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results to be expected for a full year.

NOTE  2.  -  HISTORY  AND  ORGANIZATION

NetWeb OnLine.Com Inc. (the "Company") was incorporated in the State of Texas under the name GEAC, Inc. on November 5, 1997. In July 1999 its Articles of Incorporation were amended to change its name to The Golfing Network.Com, Inc. Contemporaneously with the acquisition of a Florida entity known as NetWeb OnLine.Com, Inc., the Company changed to its present name on December 14, 1999 through the filing with the Texas Department of State of an amendment to its Articles of Incorporation.

The Company was formed for the purpose of engaging in the marketing and sale of golf and related products, including the purchase of the patent rights to the Wonderstick(R). The Company subsequently expanded its business purposes to include the development, acquisition and operation of a variety of Internet web sites.

The Company markets, promotes and distributes the Wonderstick(R) golf swing training aid and other golf related products and services. The Company is located in Boca Raton, Florida and it maintains a sales office in McKinney, Texas. It offers and sells products and general merchandise internationally through its proprietary web sites, and in the United States, directly to the public through professional golf instructors.

The accompanying notes are an integral part of these financial statements

NOTE  3.  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates  and  Assumptions
------------------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Income  Taxes
-------------

The Company accounts for income taxes in accordance with the asset and liability method. Deferred income tax assets and liabilities are computed periodically for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all unrestricted cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents for purposes of the Statements of Cash Flows.

Advertising  Costs
------------------

Advertising costs are charged to operations when the advertising first takes place. The Company had capitalized $1,491 in September 30, 1999 and $180,300 in September 30, 1998 related to the final version of the infomercial that has yet to be aired. Advertising expense totaled $2,074 in the three months ended December 31, 1999 and $2,000 for the period ended December 31, 1998.

Patent
------

The patent is being amortized straight-line over five years, the estimated useful life of the patent.


NOTE  4.  -  GOING  CONCERN  UNCERTAINTY

The ability of the Company to continue as a going concern is dependent on its ability to raise the necessary capital to finance the implementation of its business plan. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the possible inability of the Company to continue as a going concern. Management is seeking and will continue to seek to raise the working capital to assure the Company's viability, through private or public equity offerings and/or debt financing.

The accompanying notes are an integral part of these financial statements

NOTE  5.  NOTE  PAYABLE  TO  RELATED  PARTY

Note payable to related party consists of an amount due from a shareholder and director. The note is unsecured, bears interest at 7.5%, and matures in February 2003 at which time both principal and interest will be due.

NOTE  6.  -  STOCKHOLDERS'  EQUITY

During  the  three  month  period  ended  December  31, 1999, the Company issued
2,310,000 shares of Common Stock in exchange for all of the issued and outstanding shares of Capital Stock of NetWeb OnLine.Com, Inc. (a Florida corporation). As part of that transaction the Company also issued 700,000 shares of its Series I $0.001 par value Convertible Preferred Stock to the former shareholders of the Florida corporation. Each share of Series I preferred stock is convertible into three shares of the Company's common stock, any time after 12 months from the date of issuance at the option of the preferred stockholder, and pays no dividends.

NOTE  7.  -  PATENTS  AND  TRADEMARKS

The Company purchased rights to the "Wonderstick" patent from the two previous owners. The terms and conditions of the agreements are as follows:

The Company purchased the interest of owner number one for future royalties. Under the agreement, owner number one will receive a $1.00 royalty for each unit sold net of returns and giveaways. This agreement will expire on December 31, 2003, at which point the seller would retain no further interest in the patent. In the event, however, that less than 100,000 units have been sold by that time, rights to the patent would revert back to the seller. The Company does have the option to "buy out" the contract for the remainder amount left on the minimum $100,000 ($1.00 per unit for 100,000 units) plus an additional sum of $15,000.

Effective June 3, 1998, the Company has also entered into an agreement to purchase the remaining interest in the "Wonderstick" patent from Wonderstick, Inc. (owner number two). Under the agreement, the Company purchased all the corporate assets of Wonderstick, Inc. (including patent rights) excluding cash, securities, accounts receivable, accounts payable, or any other obligations or liabilities, for cash of $60,000 plus royalties and a stock option. A $20,000 cash down payment was made by the Company pursuant to this agreement, and the remaining $40,000 is still payable, and at December 31, 1999 is included in other payables in the accompanying balance sheet. Royalties of 10% of net sales for units sold with a per unit sales price between $15.00 and $34.99 and $2.04 per unit for units sold at $35.00 or higher will be due for a period of five years from the date of closing of the agreement. At closing, the seller was also granted an option to purchase 3 percent of the outstanding common stock of the Company at a total exercise price of $100. In connection with the purchase from owner number two, the Company has agreed to enter into a three-year independent contractor agreement. The agreement provides for annual compensation of $40,000 plus an 11 percent commission. As of December 31, 1999, the independent contractor agreement had not been executed.

The accompanying notes are an integral part of these financial statements

NOTE  8.  -  ADDITIONAL  ROYALTIES

In addition to the royalties due the two owners of the patent (see Note F), the Company has also entered into royalty agreements for the endorsement of the Company's product by five industry professionals. The agreements, which expire from April 19, 2000 to May 31, 2000, provide for royalties accumulating to $1.10 per unit to be paid on "endorsed product" sales. Royalties due as of September 30, 1999 have been accrued and are included in accrued liabilities.

NOTE  9.  -  INCOME  TAXES

Deferred tax assets and liabilities at September 30, 1999 and 1998, consist of the following:

                                  1999       1998
                                ---------  ---------
Current deferred tax asset      $ 67,208   $ 66,657

Current deferred tax liability   (67,208)   (66,657)
                                ---------  ---------
                                $      -   $      -
                                =========  =========
Non-current tax asset           $ 97,711   $ 52,591

Valuation allowance              (97,711)   (52,591)
                                ---------  ---------
                                $      -   $      -
                                =========  =========

The current deferred tax liability results from capitalized advertising costs which were previously deductible for income tax purposes. The non-current deferred tax assets result from the net operating loss carryforward which approximates $446,000 and $322,000 at September 30, 1999 and September 30, 1998, respectively. The net operating loss carryforward, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income through 2019. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to the uncertainty of generating future taxable income.

The Company's income tax expense for the year ended September 30, 1999 and September 30, 1998, differed from the statutory federal rate of 34 percent as follows:

The accompanying notes are an integral part of these financial statements

                                                 1999       1998
                                               ---------  ---------
Statutory rate applied to loss before income   $(41,496)  $(48,366)
taxes
Increase (decrease) in income taxes resulting
from:
State income taxes, net of federal income tax
effect                                           (3,625)    (4,225)
Increase in valuation allowance                  45,671     52,591
Other                                              (550)
                                               ---------  ---------
Income tax expense                             $      -   $      -
                                               =========  =========

                             NETWEB ONLINE.COM, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                   THREE MONTH PERIOD ENDED DECEMBER 31, 1999
                   ------------------------------------------

NOTE  10.  -  SUBSEQUENT  EVENTS

On January 11, 2000, the Company filed a Registration Statement on Form 10-SB-12(g) for the purpose of becoming a voluntary reporting company under the provisions of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission declared the registration statement effective as of January 20, 2000.

Management has been advised that an NASD member securities maker has or intends to file Form 211 with the NASD sometime during the month of February 2000 to obtain approval for trading the Company's Common Stock on the OTC Bulletin Board under the trading symbol NWOL.


The accompanying notes are an integral part of these financial statements

Item  2.  Management's  Discussion  and  Analysis  or
          Plan  of  Operation.

          The following information for the three month periods ended December 31, 1999 and 1998 has been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the Company's Registration Statement on Form 10-SB effective as of January 20, 2000.

SPECIAL  NOTE  ON  FORWARD-LOOKING  STATEMENTS

          Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressure, the growth rate of the Internet industry and electronic commerce, constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS  OF  OPERATIONS
-----------------------

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 WITH THE THREE MONTHS ENDED DECEMBER 31, 1998

         Revenues for the three month period ended December 31, 1999 were $19,657, compared to no revenues recorded during the same period of the prior year, as a result of sales of the Company's golf training device, the Wonderstick in the current period. The Company had a net loss of ($5,020)in the quarter ended December 31, 1999, compared to a net loss of ($36,252) in the corresponding prior quarter. The loss in the current quarter was attributable primarily to increased general and administrative costs related to the NetWeb OnLine.Com, Inc. acquisition and the preparation and filing of a registration statement on Form 10-SB.

          In December 1999, the Company (formerly known as The Golfing Network.Com Inc.) acquired all of the outstanding shares of NetWeb OnLine.Com Inc., a development stage company. This acquisition was made to further the Company's primary business objective, which is the development and acquisition of Internet web sites to sell a variety of products and services, including the Wonderstick.

          In furtherance of this objective, the Company entered into various agreements with strategic partners during the period ended December 31, 1999. The Company entered into an agreement with uMember.com to become the sole supplier of golf products and services on uMember's seven million member web site. The Company purchased a 90% interest in E-Trade Golf.Com in exchange for preferred stock. In addition, in January 2000, the Company purchased 30% of the shares of Dietplace.Com, Inc., the owner of a development stage web site designed to sell a wide variety of health and diet related products and services, for the sum of $4,500.

          The Company's e-commerce web sites are in various stages of development. Significant revenues from these sites will develop only after the funds needed for promotion of the Company's e-commerce programs are received through financing activities described below.


LIQUIDITY  AND  CAPITAL  RESOURCES

          On December 31, 1999, the Company's cash balance was $29,677, compared to $883 at the end of the prior quarter. The increase was attributable primarily to proceeds from financing activities, consisting of loans from stockholders and capital contributions received from the private sale of restricted stock. Current liabilities increased by $6,057 during the quarter primarily as a result of costs related to the acquisition of NetWeb OnLine.Com, Inc. and the preparation and filing of Form 10-SB with the SEC.

          During the next twelve (12) months, the Company intends to continue to seek acquisitions and strategic alliances within the Internet marketing field. To date, the Company has made strategic acquisitions and obtained services required to develop its business primarily through the issuance of common and preferred stock and from the proceeds of the private sale of securities. Although it intends to pursue that same method in the next twelve months, it expects that it will need to generate additional case flow to fulfill its business plan. To that end, the Company will seek to generate increased revenues from the sale of the Wonderstick and to begin to generate revenues from the sale of advertising on its web sites and from the development and management of web sites for other entities desiring to place their Internet "shopping carts" on the Company's web portals. In addition, it intends to seek investment capital from the private or public offering of securities during 2000. The
Company also intends to continue to seek acquisitions and strategic alliances within the Internet marketing field, including the possible acquisition of "collectible" inventories to offer for sale on its NetWebCollectibles.Com web site.

          The Company continues to be reliant upon the combination of revenues, loans from stockholders and capital contributions to fund operations. The Company has not generated any profits from its existing operations and continues to incur substantial costs related primarily to development and maintenance of its Internet web sites. The Company's continued existence is dependent upon its ability to secure financing or its ability to generate sufficient cash flows through operations to meet its operating costs and repay current obligations as they come due.

                                     PART II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings.

          The Company is not a party to any lawsuit, litigation or regulatory proceeding of any kind, filed, pending or threatened.


Item  2.  Changes  in  Securities  and  Use  of  Proceeds.

          During the quarter ended December 31, 1999, the Company issued the following securities in transactions not registered under the Securities Act of 1933 (the "Act").

          1. 33,737 shares of Series I Convertible Preferred Stock issued to R&R Investments Corp. on or about October 5, 1999 in exchange for a 90% ownership interest in E-Trade Golf.Com.

          2. 2,310,000 shares of Common Stock and 700,000 shares of Series I Convertible Preferred Stock issued in exchange for all of the outstanding shares of common stock of NetWeb OnLine.Com Inc. (FL) pursuant to a Stock Acquisition Agreement dated December 13, 1999.


Item  3.     Defaults  Upon  Senior  Securities.

None


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

None


Item  5.     Other  Events

          On January 7, 2000 the Company entered into an Agreement with Dietplace.Com Inc. ("Dietcom") to purchase 30% of Dietcom's shares for the sum of $4,500. Dietcom is the owner of a developmental stage web site designed to sell health and diet related produces and services.

          On January 17, 2000, the NASDAQ trading symbol for the Company was changed to NWOL.



Item  6.     Exhibits  and  Reports  on  Form  8-K.

          A.     EXHIBITS

EXHIBIT NO.  DESCRIPTION                             LOCATION
-----------  ---------------------------------  ------------------
10           Stock Purchase Agreement between   Filed herewith
             the Company and Dietplace.Com      electronically
             Inc., dated January 7, 2000.
10           Stock Acquisition Agreement        Incorporated by
             between the Company and NetWeb     reference the
             OnLine.Com, Inc. (FL), dated as
             of December 13, 1999.
10           Sale, Transfer and Assignment of   Incorporated by
             Assets between PR Sources, Inc.    reference
             and NetWeb OnLine.Com, Inc. (FL)
             dated October 7, 1999.
10           Sale, Transfer and Assignment of   Incorporated by
             Federal Service Mark               reference
             Registration between PR Sources,
             Inc. and NetWeb OnLine.Com, Inc.
             dated November 1, 1999.
10           Co-Brand Agreement between         Incorporated by
             uMember.com, Inc., dated           reference
             November 21, 1999.
10           Purchase and Sale Agreement        Incorporated by
             between R&R Investments and the    reference
             Company, dated December 6, 1999.
27           Financial data schedule            Filed herewith
                                                electronically

The exhibits marked "Incorporated by reference" were previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-28833) filed with the Securities and
Exchange Commission on January 11, 2000.

B.     REPORTS  ON  FORM  8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1999 or to date.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        NETWEB  ONLINE.COM,  INC.

                                        By  /s/  Bryan  Efimov
                                        -------------------------
                                        Bryan  Efimov,  President

Date: February 14,  2000