Form 10QSB
period 2000-03-31
NETWEB ONLINE COM INC
filed 2000-05-12
CIK 1102119

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2000

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

Yes  X   No
    ---      ---

     (The  Company  became  subject to the reporting requirements on January 20,
2000)


                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     As of April 30, 2000, the issuer had 4,647,447 shares of its common stock, par value $0.001 per share, issued and outstanding. As of April 30, 2000, 762,703 shares of Series I Preferred Stock were issued and outstanding. Each share of Series I Preferred Stock is convertible at any time from and after 12 months after issuance into three (3) shares of the Company's Common Stock. As of April 30, 2000, 200,000 shares of the Company's Series II Redeemable Preferred Stock were issued and outstanding. The Series II Redeemable Preferred Stock is redeemable by the Company at the option of the Board of Directors, at $1.50 per share.

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes       No  X
    ---      ---

                              NETWEB  ONLINE.COM  INC
                              INDEX  TO  FORM  10-QSB


PART  I  -  FINANCIAL  INFORMATION                               PAGE  NO.

Item  1     Financial  statements                                p.  3

Item  2     Management's  discussion  and  analysis  or  plan
            of  operation                                        p.  4

PART  II  -  OTHER  INFORMATION                                  p.  4

Item  1     Legal  proceedings                                   p.  5

Item  2     Changes  in  Securities  and  use  of  proceeds      p.  5

Item  3     Defaults  upon  senior  securities                   p.  5

Item  4     Submission  of  matters  to  a  vote  of
            security  holders                                    p.  5

Item  5     Other  events                                        p.  6

Item  6(a)  Exhibits                                             p.  6

Item  6(b)  Reports  on  Form  8-K                               p.  6

Signatures                                                       p.  7

                                     PART  I
                              FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

                             NETWEB ONLINE.COM, INC.
                              FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MARCH 31, 2000


                                TABLE OF CONTENTS


                                                                 Page  No.
                                                                 ---------


Independent  Accountants'  Review  Report                         F-2

Balance  Sheets  -  March  31,  2000  (Unaudited)  and
   September  30,  1999  (Audited)                                F-3

Statements  of  Operations  -  For  the  Three  Months  Ended
     March  31,  2000  and  1999  (Unaudited)                     F-5

Statement  of  Changes  in  Stockholders'  Equity  -
    For  the  Six  Months  Ended  March  31,  2000
    (Unaudited)                                                   F-6

Statement  of  Cash  Flows  -  For  the  Six  Months
    Ended  March  31,  2000  (Unaudited)                          F-7

Notes  to  Financial  Statements                                  F-8

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholders of NetWeb Online.Com, Inc.
Boca Raton,  Florida

We have reviewed the accompanying balance sheet of NetWeb Online.Com, Inc., as of March 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NetWeb Online.Com, Inc.

A review of interim financial information consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended September 30, 1999 were audited by other auditors, and they expressed an unqualified opinion with a going concern paragraph in their report dated December 29, 1999. We have not performed any auditing procedures since that date.



SEWELL  AND  COMPANY,  PA

Hollywood,  Florida
April  26,  2000

                              NETWEB ONLINE.COM INC.
                                  BALANCE SHEETS
            MARCH 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999 (AUDITED)

                                                       MARCH 31,   SEPTEMBER 30,
                                                         2000           1999
                                                      (UNAUDITED)      (AUDITED)
----------------------------------------------------  -----------
ASSETS

Current Assets
   Cash                                               $    55,992  $          883
   Note receivable related parties                         20,350           1,250
   Inventory                                               46,193          51,830
   Deferred advertising cost                              181,791         181,791
   Prepaid expenses                                         8,000           2,189
                                                      -----------  --------------
Total Current Assets                                      312,326         237,943

Intangible assets
   Trademark and web sites net of amortization of
       $3,084 and $0.                                      89,979               -
   Patents net of amortization of $8,740 and $5,605        69,268          61,656
                                                      -----------  --------------
                                                          159,247          61,656
Other assets
   Investments                                              4,750               -
   Other assets                                             2,500               -
                                                      -----------  --------------

                                                      $   478,823  $      299,599
                                                      ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                        $   12,815   $        7,326
   Current portion of note payable related parties             40,000           40,000
                                                           -----------  ---------------
Total current liabilities                                      52,815           47,326

Long term liabilities
   Note payable related parties                                35,000           35,000
   Accrued interest                                                 -                -
                                                           -----------  ---------------
                                                               35,000           35,000

Redeemable Preferred stock                                    200,000          200,000

Shareholders' equity
   Common stock, $0.001 par value 30 million shares
     authorized, 4,647,447 and 4,064,447 issued and
     outstanding respectively                                   4,647            4,058
   Preferred stock, $0.001 par value, 5 million shares
     authorized:
         Series I convertible, 762,703 and 28,966 issued
         and outstanding respectively                             763               29
   Additional paid in capital                               1,045,387          921,487
   Less: subscriptions receivable                            (519,510)        (634,000)
   Retained deficit                                          (340,279)        (274,301)
                                                           -----------  ---------------
                                                              191,008           17,273
                                                           -----------  ---------------

                                                           $  478,823   $      299,599
                                                           ===========  ===============


                             NETWEB ONLINE.COM, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

                                          MARCH 31,     MARCH 31,
                                             2000         1999
                                         (UNAUDITED)   (UNAUDITED)
                                         ------------  ------------
Revenue

   Sales, net of discounts and returns   $    14,225   $        -

   Cost of Goods Sold                         (6,277)           -
                                         ------------  -----------

Gross Profit                                   7,948            -

Expenses
   Accounting and legal                       30,129            -
   General and administrative                 13,106       36,252
   Consulting                                  9,917
   Royalties                                   8,124            -
   Amortization                                4,818
                                         ------------
                                              66,094       36,252
Other income/expenses
   Interest expense                            2,812            -
                                         ------------  -----------
Net Loss                                 $   (60,958)  $  (36,252)
                                         ============  ===========

Net Loss Per Common Share                $    (0.014)  $   (0.011)


                                                  NETWEB ONLINE.COM, INC.
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE SIX MONTHS ENDED MARCH 31, 2000 (UNAUDDITED)


                                           COMMON STOCK    PREFERRED STOCK    PAID IN    RETAINED     NOTES
                                              SHARES           AMOUNT         SHARES      AMOUNT     CAPITAL     DEFICIT
                                           -------------  -----------------  ---------  ----------  ----------  ----------
Balance September 30, 1999                    4,058,447   $          4,058    228,966   $     229   $1,121,287  $(274,301)

Reclassify Redeemable Preferred stock          (200,000)              (200)  (199,800)   (200,000)
                                           -------------  -----------------  ---------  ----------
                                              4,058,447              4,058     28,966   $      29   $  921,487  $(274,301)

Shares issued in exchange for shares of
   NetWeb Online.Com, Inc., December
                                               15, 1999          2,310,000      2,310     700,000          700     54,740

Shares retired in connection with the
   acquisition of NetWeb Online.Com, Inc.
   December 15, 1999                         (1,721,000)            (1,721)     1,721           -

Shares issued in connection with the
   purchase (90% interest) of the web site
   E-Trade Golf.Com, December 6, 1999            33,737                 34     67,439      67,473

Payments received on notes receivable           114,490            114,490

Net loss six months ended March 31, 2000        (65,978)           (65,978)


Balance March 31, 2000                        4,647,447   $          4,647    762,703   $     763   $1,045,387  $(340,279)
                                           =============  =================  =========  ==========  ==========  ==========


                                            RECEIVABLE    TOTAL
                                           ------------  --------
Balance September 30, 1999                 $  (634,000)  $217,273

Reclassify Redeemable Preferred stock

                                           $  (634,000)  $ 17,273

Shares issued in exchange for shares of
   NetWeb Online.Com, Inc., December
                                                57,750

Shares retired in connection with the
   acquisition of NetWeb Online.Com, Inc.
   December 15, 1999

Shares issued in connection with the
   purchase (90% interest) of the web site
   E-Trade Golf.Com, December 6, 1999

Payments received on notes receivable

Net loss six months ended March 31, 2000


Balance March 31, 2000                     $  (519,510)  $191,008
                                           ============  ========


                                         STATEMENT OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

Cash flows from operating activities:
Net loss                                                                                      $(65,978)
                                                                                              ----------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Amortization                                                                                6,219
      (Increase) decrease in prepaid expenses                                                    (5,811)
      (Increase) decrease in inventories                                                          5,637
      (Increase) decrease in other receivables                                                  (19,100)
      (Increase) decrease in trademarks and web site costs                                     (103,810)
      Increase (decrease) in accounts payable                                                     5,489
                                                                                              ----------
      Total adjustments                                                                        (111,376)
                                                                                              ----------
  Net cash used by operating activities                                                        (177,354)
                                                                                              ----------

Cash flows from investing activities:
  Cash payments for the purchase of property                                                     (7,250)
                                                                                              ----------
  Net cash provided by investing activities                                                      (7,250)
                                                                                              ----------

Cash flows from financing activities:
  Proceeds from notes receivable                                                                114,490
   Proceeds from issuance of common and preferred stock                                         125,223
                                                                                              ----------
  Net cash provided by financing activities                                                     239,713
                                                                                              ----------

Net increase (decrease) in cash and cash equivalents                                             55,109

Cash and cash equivalents, beginning of year                                                        883
                                                                                              ----------

Cash and cash equivalents, end of period                                                      $  55,992
                                                                                              ==========

Shareholders' equity note:

On December 15, 1999  the Company issued 700,000 shares of its preferred stock and 2,310,000 shares of its common stock, in connection with the acquisition of NetWeb Online.Com, Inc., whose assets were valued at $57,750.

On December 6, 1999 the Company issued 33,737 shares of its Series I Preferred stock in exchange for a 90% interest in the web site  E-trade Golf.Com, which was valued at $67,439.

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000

NOTE  1     UNAUDITED  FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting pollicies followed by the Company, refer to the notes to the Company's audited financial statements.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. The results of operations for the six-month periods ended March 31, 2000 and 1999 are not necessarily indicative of operating results to be expected for a full year.

NOTE  2     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NetWeb Online.Com, Inc. (the "Company") was incorporated in the State of Texas under the name GEAC, Inc. on November 5, 1997. In July 1999 its Articles of Incorporation were amended to change its name to The Golfing Network.Com, Inc. Contemporaneously with the acquisition of a Florida entity known as NetWeb Online.Com, Inc., the Company changed to its present name on December 14, 1999 through the filing with the Texas Department of State of an amendment to its Articles of Incorporation.

The Company was formed for the purpose of engaging in the marketing and sale of golf and related products, including the purchase of the patent rights to the Wonderstick . The Company subsequently expanded its business purposes to include the development, acquisition and operation of a variety of Internet web sites.

The Company markets, promotes and distributes the Wonderstick golf swing training aid and other golf related products and services. The Company is located in Boca Raton, Florida and it maintains a sales office in McKinney, Texas. It offers and sells products and general merchandise internationally through its proprietary web sites, and in the United States, directly to the public through professional golf instructors.

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000


NOTE  2     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

Income  Taxes
-------------
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes.

Use  of  Estimates  in  Preparation  of  Financial  Statements
--------------------------------------------------------------
The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses for the period presented. Actual results could differ from these estimates.

Cash  and  Cash  Equivalents
----------------------------
The Company considers all cash and cash equivalents highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory
---------
Inventories consist of golf swing training kits. Inventories are stated at the lower of cost or market. The weighted-average cost method is used to determine the cost of inventories.







Intangible  Assets
------------------
The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

No reduction for impairment of intangible assets was necessary at March 31, 2000.

Amortization
------------
Amortization of trademarks and patents is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

     Trademarks  and  web sites     12  years
     Patents                       12  years

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000

NOTE  2     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
     POLICIES  (CONTINUED)

Credit  Risk
------------
Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institutions amounting to $55,992 at March 31, 2000, which was insured for up to $200,000 by the U.S. Federal Deposit Insurance Corporation (FDIC).

Advertising
-----------
Advertising costs are charged to operations when the advertising first takes place. The Company had capitalized $1,491 on September 30, 1999 and $180,300 on September 30, 1998 related to the final version of the infomercial that has yet to be aired. Advertising expense totaled $150 and $2,000 for the six months ended March 31, 2000 and 1999, respectively.

NOTE  3     COMMON  STOCK  AND  PREFERRED  STOCK

On December 15, 1999, the Company issued 2,310,000 shares of Common Stock in exchange for all of the issued and outstanding shares of Capital Stock of NetWeb Online.Com, Inc. (a Florida corporation). As part of that transaction, the Company also issued 700,000 shares of its Series I $0.001 par value Convertible Preferred Stock to the former shareholders of the Florida corporation. Each share of Series I preferred stock is convertible into three shares of the Company's common stock, any time after 12 months from the date of issuance at the option of the preferred stockholder, and pays no dividends.

On December 6, 1999, in exchange for 90% interest on the web site E-Trade Golf.Com, issued 33,737 shares of its Series I Convertible Preferred Stock. Each share is convertible into three (3) shares of its common stock on October 1, 2000.

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000

NOTE  4          REDEEMABLE  PREFERRED  STOCK

Pursuant to the resolution adopted by the board of directors on May 14, 1998, 200,000 shares of authorized Preferred Stock were issued as Series II Redeemable Preferred Stock. These shares shall be redeemable by the Company at the option of the board of directors at a price of $1.50 per share, subject to
     a)  the  expiration  of  a  period  of  two  years  or
     b)  the  Company  achieving  a  net  equity  of  two  million  dollars

At  the  date  of  this review, no redeemable Preferred Stock has been redeemed.








NOTE  5     INTANGIBLE  ASSETS

As of March 31, 2000, intangible assets are summarized by major classification as follows:

     Trademark  and  web site            $  93,063
     Patents                               78,008
                                         --------
                                          171,071
     Less  accumulated  amortization     (11,824)
                                        ---------
                                         $159,247
                                         ========

The  amortization  expense  for  the six months ended March 31, 2000 was $6,219.

NOTE  6     INCOME  TAXES

Deferred tax assets and liabilities at March 31, 2000 and September 30, 1999 consist of the following:

                                              March  31,     September  30,
                                                2000              1999
                                               --------      ----------

     Current  deferred  tax  asset             $  67,208     $  67,208
     Current  deterred  tax  liability           (67,208)      (67,208)
                                               ---------     ----------
                                               $     ---     $      ---
                                                ========      ========

     Non-current  tax  asset                   $ 124,761     $ 101,409
     Valuation  allowance                       (124,761)     (101,409)
                                                 --------      --------
                                               $       --    $       --
                                                 ========      ========

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000

NOTE  6     INCOME  TAXES  (CONTINUED)

The current deferred tax liability results from capitalized advertising costs, which were previously deductible for income tax purposes. The non-current deferred tax assets result from the net operating loss carryforward, which approximates $509,000 on March 31, 2000, and $446,000 at September 30, 1999. The net operating loss carryforward, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income through 2020. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of generating future taxable income.

The Company's income tax expense for the six months ended March 31, 2000 and the year ended September 30, 1999 differed from the statutory federal rate of 34% as follows:

                                              March  31,     September  30,
                                                2000              1999
                                               --------        ----------

     Statutory  rate  applied  to  loss
         before  income  taxes                $  (21,476)     $  (44,896)
     Increase  (decrease)  in  income
         taxes  net  of  federal  income
         tax  effect                              (1,876)         (3,922)
     Increase  in  valuation  allowance           23,352          49,369
     Other                                            --            (551)
                                               ---------     ------------

     Income  Tax  Expense                       $     --       $       --
                                                ========         ========













NOTE  7     ROYALTIES

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

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000

NOTE  7     ROYALTIES  (CONTINUED)

Effective June 3, 1998, the Company has also entered into an agreement to purchase the remaining interest in the "Wonderstick" patent from Wonderstick, Inc. (owner number two). Under the agreement, the Company purchased all the corporate assets of Wonderstick, Inc. (including patent rights) excluding cash, securities, accounts receivable, accounts payable, or any other obligations or liabilities, for cash of $60,000 plus royalties and a stock option. A $20,000 cash down payment was made by the Company pursuant to this agreement, and the remaining $40,000 is still payable, and at December 31, 1999 is included in other payables in the accompanying balance sheet. Royalties of 10% of net sales for units sold with a per unit sales price between $15.00 and $34.99 and $2.04 per unit for units sold at $35.00 or higher will be due for a period of five years from the date of closing of the agreement. At closing, the seller was also granted an option to purchase 3% of the outstanding common stock of the Company at a total exercise price of $100. In connection with the purchase from owner number two, the Company has agreed to enter into a three-year independent contractor agreement. The agreement provides for annual compensation of $40,000 plus an 11% commission. As of March 31, 2000, the independent contractor agreement had not been executed.

In addition to the royalties due the two owners of the patent, the Company has also entered into royalty agreements for the endorsement of the Company's product by five industry professionals. The agreements, which expire from April 19, 2000 to May 31, 2000, provide for royalties accumulating to $1.10 per unit to be paid on "endorsed product" sales. Royalties due as of September 30, 1999 have been accrued and are included in accrued liabilities.

NOTE  8     NOTE  PAYABLE  TO  RELATED  PARTY

Note  payable  to  related  party  consists
of  an  amount  due  from  a  shareholder
and  director.  The  note  is  unsecured,
bears  interest  at  7.5%,  and  matures  in
February  2003,  at  which  time  both
principal  and  interest  will  be  due.            $75,000

                        Less  current  maturity      40,000
                                                    -------
                        Long-term  note  payable    $35,000
                                                    =======

Interest  paid  for  the  six  months  ended  March  31,  2000  was  $2,812.

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000

NOTE  9     GOING  CONCERN  UNCERTAINTY

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

Item  2.  Management's  Discussion  and  Analysis  or
          Plan  of  Operation.

RESULTS  OF  OPERATIONS
-----------------------

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 WITH THE THREE MONTHS ENDED March 31, 2000

          Revenues for the three month period ended March 31, 2000 were $14,225, compared to no revenues recorded during the same period of the prior year. Revenues resulted from sale of golf equipment and training devices in the current period. The Company had a net loss of ($60,958)in the period ended March 31, 2000, compared to a net loss of ($36,252) in the corresponding prior period. The loss in the current period is attributable primarily to increased accounting, legal and consulting fees related to the NetWeb OnLine.Com, Inc. acquisition, the preparation and filing of a registration statement on Form 10-SB and compliance with the Company's reporting requirements under the securities laws.

          The Company is in the process of seeking additional financing and strategic partners to expand its Internet presence. It continues to seek to integrate web site acquisitions into its existing assets to enhance shareholder value.

LIQUIDITY  AND  CAPITAL  RESOURCES

          On March 31, 2000, the Company's cash balance was $55,992, compared to $883 at the end of the prior fiscal year. The increase is attributable primarily to proceeds from financing activities, consisting of loans from stockholders and capital contributions received from the private sale of restricted stock. Current liabilities increased by only $5,489 during the first six months of this fiscal year despite increased business activity.

          The Company intends to seek additional capital during the remainder of the year in order to meet its working capital needs. Such capital is expected to come from the sale of equity, proceeds of loans and/or strategic partnering and continued sales of its Wonderstick product.

                                     PART II
                                OTHER INFORMATION

Item  1.     Legal  Proceedings.

             The Company is not a party to any lawsuit, litigation or regulatory proceeding of any kind.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds.

             During the quarter ended March 31, 2000, the Company did not issue any securities in transactions not registered under the Securities Act of 1933.

Item  3.     Defaults  Upon  Senior  Securities.

             None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

             None.

Item  5.     Other  Events

             In April 2000 the Company replaced its independent public accountants King, Griffin & Adamson, P.C., located in Dallas, Texas, with its current independent accountants, Sewell & Company, P.A., located in Hollywood, Florida. The change in accountants was made due to the relocation of the Company's principal office from Texas to Florida. There were no disagreements between the Company and the prior accountants. The replacement of the accountants was approved by the Company's Board of Directors.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

A.     EXHIBITS

     There  are  no  exhibits  to  this  Report.


B.    REPORTS  ON  FORM  8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2000 or to date.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        NETWEB  ONLINE.COM,  INC.

                                        By  /s/  Bryan  Efimov
                                        -------------------------
                                        Bryan  Efimov,  President

Date:  May  12,  2000