Form 10QSB
period 2000-06-30
NETWEB ONLINE COM INC
filed 2000-08-11
CIK 1102119

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

(Mark  One)
[X]   Quarterly  report under Section 13 or 15(d) of the Securities Exchange Act of  1934  for  the  quarterly  period  ended:  June  30,  2000.

[  ]   Transition  report  under Section 13 or 15(d) of the  Securities Exchange
Act  of  1934  for  the  transition  period  from  _________  to  __________.

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     As of July 30, 2000, the issuer had 6,247,447 shares of its common stock, par value $0.001 per share, issued and outstanding and 47,677 shares of Series I Preferred Stock issued and outstanding.
Each outstanding share of Series I Preferred Stock is convertible at any time into three (3) shares of the Company's Common Stock.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes       No  X
    ---      ---

                              NETWEB  ONLINE.COM  INC
                              INDEX  TO  FORM  10-QSB


PART  I  -FINANCIAL  INFORMATION                               PAGE  NO.

Item  1   Financial  statements                                   p.  3

          Balance  Sheets  at  June  30,  2000
          and  September  30,  1999                               p.  3

          Statements  of  Operations  for  the  three
          months  ended  June  30,  2000  and
          1999  (Unaudited)                                       p.  4

          Statement  of  Income  for  the  nine
          months  ended  June  30,  2000  and
          1999  (Unaudited)                                       p.  5

          Statement  of  Cash  Flows  for  the  nine  months
          ended  June  30,  2000                                 p.  6

          Notes  to  Financial  Statements                       p.  7

Item  2   Management's  discussion  and  analysis  or  plan
          of  operation                                          p.  12

PART  II  -  OTHER  INFORMATION                                  p.  12

Item  1     Legal  proceedings                                   p.  12

Item  2     Changes  in  Securities  and  use  of  proceeds      p.  12

Item  3     Defaults  upon  senior  securities                   p.  12

Item  4     Submission  of  matters  to  a  vote  of
            security  holders                                    p.  12

Item  5     Other  events                                        p.  12

Item  6(a)  Exhibits                                             p.  13

Item  6(b)  Reports  on  Form  8-K                               p.  13

Signatures                                                       p.  14

                                     PART I
                              FINANCIAL INFORMATION
                             NETWEB ONLINE.COM, INC.
                                 BALANCE SHEETS
           JUNE 30, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999 (AUDITED)


                                        JUNE 30,    SEPTEMBER 30,
                                          2000          1999
                                       (UNAUDITED)    (AUDITED)
                                       ------------  ------------
ASSETS
Current Assets
  Cash                                 $   7,745      $       883
  Note receivable related parties             --            1,250
  Inventory                                   --           51,830
  Deferred advertising cost                   --          181,791
  Prepaid expenses                         8,000            2,189
                                       ----------    -------------
Total Current Assets                      15,745          237,943

Intangible assets
  Patents net of amortization of
   $   5,605                                  --            61,656
                                       ----------           ------

Other assets
  Investments                             14,500               --
  Other assets                             2,500               --
                                       ----------   --------------
                                       $  32,745   $      299,599
                                       ==========  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                     $  10,785   $        7,326
  Current portion of note payable             --           40,000
                                       ----------  ---------------
   to related parties
Total Current Liabilities                 10,785           47,326

Long Term liabilities
  Note payable related parties                --           35,000

Redeemable Preferred stock                    --          200,000

Shareholders' equity
  Common Stock, $0.001 par value 30
    million shares authorized,
    4,147,447 and 4,064,447 issued
    and 28,966 outstanding                 4,147            4,058
    respectively
  Preferred stock, $0.001 par value
    5 million shares authorized:
      Series I convertible, 777,729
      and 28,966 outstanding,
      respectively                           748               29
  Additional paid in capital             443,464          921,487
  Less:  Subscriptions receivable         (4,905)        (634,000)
  Retained deficit                      (421,494)        (274,301)
                                       ----------  ---------------
                                          21,960           17,273
                                       ----------  ---------------
                                       $  32,745   $      299,599
                                       ==========  ===============

                        See notes to financial statements

                             NETWEB ONLINE.COM, INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                       JUNE 30, 2000 AND 1999 (UNAUDITED)



                                           FOR THE THREE MONTH PERIOD
                                                   ENDED JUNE 30,
                                                2000           1999
                                           --------------  -------------
Revenue
  Sales, net of discounts and returns      $          --
  Cost of Goods Sold                                  --
                                           --------------  -------------
Gross Profit                                          --             --

Expenses
  Accounting and legal                            10,080             --
  General and administrative                      23,236             --
  Consulting                                         250             --
  Royalties
  Amortization
                                           --------------  -------------
                                                  33,566             --
                                           --------------  -------------
Net loss from continuing operations              (33,566)            --

Discontinued Operations
  Loss from operation of discontinued
   golf business                                 (27,891)       (36,252)
  Loss on disposal of golf related assets        (19,759)            --
                                           --------------  -------------
                                                 (47,650)            --
                                           --------------  -------------
Net loss                                   $     (81,216)  $    (36,252)
                                           ==============  =============

Net loss per common share
  Net loss from continuing operations      $     (0.0075)            --
  Discontinued operations                        (0.0106)  $    (0.0106)
                                           --------------  -------------
  Net loss                                 $     (0.0181)  $    (0.0106)
                                           --------------  -------------

                        See notes to financial statements

                             NETWEB ONLINE.COM, INC.
                            STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                       JUNE 30, 2000 AND 1999 (UNAUDITED)



                                        FOR THE NINE MONTH PERIOD
                                               ENDED JUNE 30,
                                              2000        1999
                                           ----------  ----------
Revenue
  Sales, net of discounts and returns      $      --   $      --
  Cost of Goods Sold                              --          --
                                           ----------  ----------
Gross Profit                                      --          --

Expenses
  Accounting and legal                        43,012          --
  General and administrative                  50,281          --
  Consulting                                   6,250          --
  Royalties                                       --          --
  Amortization                                    --          --
                                           ----------  ----------
                                              99,543          --
                                           ----------  ----------
Net loss from continuing operations          (99,543)         --

Discontinued Operations
  Loss from operation of discontinued
   golf business                             (27,891)   (108,756)
  Loss on disposal of golf related assets    (19,759)         --
                                           ----------  ----------
                                             (47,650)    108,756
                                           ----------  ----------
Net loss                                   $(147,193)  $(108,756)
                                           ==========  ==========

Net loss per common share
  Net loss from continuing operations      $ (0.0222)         --
  Discontinued operations                    (0.0106)  $ (0.0319)
                                           ----------  ----------
  Net loss                                 $ (0.0328)  $ (0.0319)
                                           ----------  ----------



                        See notes to financial statements

                             NETWEB ONLINE.COM, INC.
                             STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                            JUNE 30, 2000 (UNAUDITED)




Cash flows from operating activities:
  Net loss                                                $(147,193)
                                                          ----------

  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Loss on sale of assets                                  19,759
     (Increase) decrease in prepaid expenses                 (5,811)
     (Increase) decrease in inventories                      51,830
     (Increase) decrease in other receivables                 1,250
     (Increase) decrease in trademarks and website costs     61,656
     (Increase) decrease in other assets                    181,791
     (Increase) decrease in accounts payables                 3,459
     (Increase) decrease in other payables                  (75,000)
                                                          ----------
       Total adjustments                                    238,934
                                                          ----------
  Net cash provided by operating activities                  91,741
                                                          ----------

Cash flows from investing activities:
  Cash payments for the purchase of property                (17,000)
                                                          ----------
  Net cash used by investing activities                     (17,000)
                                                          ----------

Cash flows from financing activities:
  Proceeds from notes receivable                            143,500
  Proceeds from issuance of common and preferred stock      125,223
  Proceeds from shares retired in connection with sale
    of golf related assets                                 (336,602)
                                                          ----------
  Net cash used by financing activities                     (67,879)
                                                          ----------

Net increase (decrease) in ash and cash equivalents           6,862

Cash and cash equivalents, beginning of period                  883
                                                          ----------

Cash and cash equivalents, end of period                  $   7,745
                                                          ==========


                        See notes to financial statements

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000

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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the nine-month periods ended June 30, 2000 and 1999 are not necessarily indicative of operating results to be expected for a full year.

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

The Company was formed for the purpose of engaging in the marketing and sale of golf and related products, including the purchase of the patent rights to the Wonderstick(r). The Company subsequently expanded its business purposes to include the development, acquisition and operation of a variety of Internet web sites. On June 30, 2000, the Company sold the golf related assets (See Note 6).

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

Cash  and  Cash  Equivalents
----------------------------
The Company considers as cash and cash equivalents highly liquid investments with an original maturity of three months or less to be cash equivalents.

Credit  Risk
------------
Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $7,745 at June 30, 2000, which was insured for us to $100,000 by the U.S. Federal Deposit Insurance Corporation (FDIC).

Advertising
-----------
Advertising costs are charged to operations when incurred. There was no advertising expense for the quarter ended June 30, 2000.

NOTE  3      COMMON  STOCK  AND  PREFERRED  STOCK

On December 15, 1999, the Company issued 2,310,000 shares of Common Stock in exchange for all of the issued and outstanding shares of Capital Stock of NetWeb Online.Com, Inc. (a Florida corporation). As part of that transaction, the Company also issued 700,00 shares of its Series I $0.001 par value Convertible Preferred Stock to the former shareholders of the Florida corporation. Each share of Series I preferred stock is convertible into three shares of the Company's common stock, any time after 12 months from the date of issuance at the option of the preferred stockholder, and pays no dividends.

NOTE  3      COMMON  STOCK  AND  PREFERRED  STOCK  (CONTINUED)

On December 6, 1999, in exchange for a 90% interest in the website E-Trade Golf.Com, the Company issued 33,737 shares of its Series I Preferred stock. Each share is convertible into three (3) shares of its common stock on or after October 1, 2000.

On June 30, 2000, the Company retired 500,000 shares of common stock, 200,000 shares of its Preferred Stock. Series II and 15,026 shares of its Preferred Stock, Series I in connection with the sale of golf related assets (See Note 6).

On June 30, 2000, the Company, with the approval of its board of directors, reduced the price of remaining warrants from $1.00 to $0.001, for a total value of $485,595.

NOTE  4      REDEEMABLE  PREFERRED  STOCK

Pursuant to the resolution adopted by the board of directors on May 14, 1998, 200,000 shares of authorized Preferred Stock were issued as Series II Redeemable Preferred Stock. These shares shall be redeemable by the Company at the option of the board of directors at a price of $1.50 per share subject to
     a)  the  expiration  of  a  period  of  two  years  or
     b)  the  Company  achieving  a  net  equity  of  two  million   dollars.

The Preferred Stock has been redeemed in connection with the sale of the golf related assets (See Note 6).

NOTE  5      INCOME  TAXES

Deferred tax assets and liabilities at June 30, 2000 and September 30, 1999 consist of the following:



                                 June 30,    September 30,
                                   2000          1999
                                ----------  ---------------
Current deferred tax asset      $  67,208   $       67,208
Current deferred tax liability
                                  (67,208)         (67,208)
                                ----------  ---------------
                                $      --   $           --
                                ==========  ===============

Non-current tax asset           $ 155,826   $      101,409
Valuation allowance              (155,826)        (101,409)
                                ----------  ---------------
                                $      --   $           --
                                ==========  ===============

NOTE  5      INCOME  TAXES  (CONTINUED)

The current deferred tax liability results from capitalized advertising costs, which were previously deductible for income tax purposes. The non-current deferred tax assets result from the net operating loss carryforward, which approximates $593,193 on June 30, 2000, and $446,000 at September 340, 1999.
The net operating loss carryforward, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income through 2020. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of generating future taxable income.

The Company's income tax expenses for the nine months ended June 30, 2000 and the year ended September 30, 1999 differed from the statutory federal rate of 34% as follows:

                                  June  30,     September  30,
                                    2000            1999
                                    ----            ----
Statutory  rate  applied  to
  loss  before  income  taxes     $  (50,046)     $  (44,896)
Increase  (decrease)  in
  income  taxes  net  of
  federal  income  tax  effect        (4,371)         (3,922)
Increase  in  valuation
  allowance                           54,417          49,369
Other                                     --            (551)
                                    --------        ---------

Income  Tax  Expense               $      --       $       --
                                    =========      ==========

NOTE  6      DIVESTITURES

On June 30, 2000 the Company sold its golf related assets to Theodore and Sylvia Efimov and Bryan and Patricia Efimov for the return of the following equity:

     500,000  shares  of  Common  Stock
     200,000  shares  of  Preferred  stock,  Series  II
      15,026  shares  of  Preferred  Stock,  Series  I

The Company recorded a non-cash pre-tax book loss of $19,759. Management intends to retire these shares. The golf business had net sales of $23,668 and a net loss of $27,891 at June 30, 2000.

NOTE  7      GOING  CONCERN  UNCERTAINTY

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

Item  2.  Management's  Discussion  and  Analysis  or
          Plan  of  Operation.

PLAN  OF  OPERATIONS
--------------------

          On June 30, 2000, the Company transferred ownership of its operating subsidiary, The Golfing Network.Com, Inc., to NetWeb's former president, Bryan Efimov, and members of his family, in exchange for all shares in NetWeb owned by such individuals. That subsidiary represented the Company's sole operating entity. As a result of that transfer, the Company no longer has an active operation.

          Management's current business plan is to continue to focus on acquisitions and/or strategic partnerships with Internet related companies, to develop the Company's Internet-related assets and to continue to seek ways to enhance shareholder value.

          The Company intends to continue to seek financing in the form of equity, debt or strategic partnering to carry out its business plan.


                                     PART II
                                OTHER INFORMATION

Item  1.    Legal  Proceedings.

            The Company is not a party to any lawsuit, litigation or regulatory proceeding of any kind, filed, pending or threatened.

Item  2.    Changes  in  Securities  and  Use  of  Proceeds.

            During the quarter ended June 30, 2000, the Company did not issue any securities in transactions not registered under the Securities Act of 1933. In July 2000, the Company, by resolution of the Board of Directors, eliminated the time restriction on the conversion of its Series I Preferred Stock into shares of Common Stock.

Item  3.    Defaults  Upon  Senior  Securities.

            None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.     Other  Events

            On June 30, 2000, the Company transferred ownership of its wholly-owned operating subsidiary, The Golfing Network.Com, Inc., to its former president and members of his family in exchange for all shares of common stock and preferred stock of NetWeb owned by such individuals. The shares received by the Company in that transaction, 500,000 shares of common, 200,000 shares of Series I Preferred and 15,026 shares of Series II Preferred, were all retired by the Company. The Company recorded a pre-tax book loss of $19,759 in connection with this transfer.

Item  6.    Exhibits  and  Reports  on  Form  8-K.

A.          Exhibits

            There  are  no  exhibits  to  this  report.

B.          Reports  on  Form  8-K

            On July 10, 2000, the Company filed a current report dated June 30, 2000 with respect to the divestiture by NetWeb of its golf related operations.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        NETWEB  ONLINE.COM,  INC.

                                        By  /s/  Paul  M.  Galant
                                        -------------------------
                                        Paul  M.  Galant
                                        Secretary/Treasurer

Date:  August  11,  2000