Form 10-K
period 2000-09-30
NETWEB ONLINE COM INC
filed 2001-01-12
CIK 1102119

As Filed on January 12, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number 0-28833

                             NetWeb OnLine.Com, Inc.
                             -----------------------
                  Name of Small Business Issuer in Its Charter)

          Texas                              75-2767933
     -----------------                     --------------
State  or  Other  Jurisdiction  of        (I.R.S.  Employer
Incorporation  or  Organization)           Identification  No.)

1450  S.  Dixie  Highway,  Suite  101-A
Boca  Raton,  Florida                            33432
---------------------                            ------
(Address  of  Principal                         (Zip  Code)
 Executive  Offices)

                                 (561) 289-5775
                                 --------------
                           (Issuer's Telephone Number,
                              Including Area Code)

                              www.netwebonline.com
                              --------------------
                               (Issuer's Website)

Securities  registered  under  Section  12(b)of  the  Exchange  Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
     Yes   X  No
        ------   --------
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                    ----------

Revenues  for  the  year  ended  September  30,  2000:  $-0-.

As of November 30, 2000, there were outstanding 6,348,658 shares of registrant's Common Stock, $.001 par value, and 13,940 shares of registrant's Series I Preferred Stock, $.001 par value. As of that date, the aggregate market value of the outstanding shares of Common Stock held by non-affiliates, based on the average of the closing bid and asked price of such Common Stock as quoted in the OTC Bulletin Board, was $209,900.

Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes   X  No
          ----   ------

                       DOCUMENTS INCORPORATED BY REFERENCE
     None.

                             NETWEB ONLINE.COM, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                          PAGE
              PART I

ITEM 6.       DESCRIPTION OF BUSINESS                       4

ITEM 7.       DESCRIPTION OF PROPERTY                       6

ITEM 8.       DIRECTORS, EXECUTIVE OFFICERS AND
              SIGNIFICANT EMPLOYEES                         6

ITEM 9.       REMUNERATION OF DIRECTORS AND OFFICERS        7

ITEM 10.      SECURITY OWNERSHIP OF MANAGEMENT AND
              CERTAIN SECURITY HOLDERS                      7

ITEM 11.      INTEREST OF MANAGEMENT AND OTHERS IN
              CERTAIN TRANSACTIONS                          8

              PART II

ITEM 1.       MARKET PRICE OF AND DIVIDENDS ON
              THE REGISTRANT'S COMMON EQUITY
              AND OTHER SHAREHOLDER MATTERS                 9

ITEM 2.       LEGAL PROCEEDINGS                             9

ITEM 3.       CHANGES IN AND DISAGREEMENTS
              WITH ACCOUNTANTS                              9

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                              9

ITEM 5.       COMPLIANCE WITH SECTION 16(A) OF
              THE EXCHANGE ACT                             10

ITEM 6.       REPORTS ON FORM 8-K                          10

              PART F/S                             F-1 - F-17

              PART III

ITEM 1.       INDEX TO EXHIBITS                            11

ITEM 2.       DESCRIPTION OF EXHIBITS                      11

              SIGNATURES                                   12


                                     PART I

ITEM  6.   DESCRIPTION  OF  BUSINESS.

     (A)   BUSINESS  DEVELOPMENT:

     1.    FORMATION  OF  NETWEB  TEXAS
           ----------------------------

     NETWEB ONLINE.COM INC. (the "Company") was incorporated in the State of Texas on November 5, 1997 under the name GEAC Inc. On July 26, 1999, it amended its Articles of Incorporation to change its name to The Golfing Network.Com Inc. On December 14, 1999, it amended its Articles of Incorporation to change its name to NetWeb OnLine.Com Inc.

     2.    ACQUISITION  OF  SHARES  OF
           NETWEB  ONLINE.COM  (FLORIDA)
           -----------------------------

     On December 13, 1999, the Company purchased all the outstanding shares of NETWEB ONLINE.COM INC., a Florida corporation ("NetWeb Florida"), in exchange for the issuance of 2,300,000 shares of common stock and 700,000 shares of its Series I Preferred Stock to the shareholders of NetWeb Florida in a tax-free exchange of shares.

     NetWeb Florida was incorporated in Florida on October 5, 1999 for the purposes of engaging in the business of developing, acquiring and operating proprietary, content- based Internet web sites. It has not conducted any business operations to date. Its sole activities have consisted of the purchase of six (6) Internet world wide web addresses (URL's) and related web sites, a U.S. Trademark Registration for the mark The Fans Choice7 and the shares of www.SpectraTV.Net, Inc., a Florida corporation formed to develop audio and video Internet applications, including specialty content programming. All of these assets were purchased from a corporation affiliated with a principal shareholder and director of the Company in exchange for shares of NetWeb Florida (see "Certain Transactions").

3.    FORMATION  OF  THE  GOLFING  NETWORK.COM  (FLORIDA)
      ---------------------------------------------------

     The Golfing Network.Com Inc. (TGNC-Florida) was incorporated in Florida on December 10, 1999 as a wholly-owned subsidiary of the Company. The Company transferred all of the assets related to WonderStickJ golf training product and related golf Internet sites to TGNC-Florida. In June 2000, the Company transferred all of the shares of TGNC-Florida to Bryan Efimov and Theodore
Efimov in exchange for 500,000 shares of the Company's Common Stock, 15,026 shares of the Company's Series I Preferred Stock and 200,000 shares of the Company's Series II Preferred Stock owned by them.

     (B)    BUSINESS  OF  ISSUER:

           (B)(1)  PRINCIPAL  PRODUCTS  AND  SERVICES  AND  THEIR  MARKETS.

     GOLF  PRODUCTS  AND  SERVICES
     -----------------------------

     The Company was originally formed for the purpose of manufacturing, marketing, promoting and distributing the WonderStick7 golf swing training aid and other golf related products and services.

     In June 2000, the Company sold its interest in all of the golf-related assets to Bryan Efimov and Theodore Efimov, the founders of the Company. The Company no longer operates any golf-related activities.

     WEBSITE  DEVELOPMENT  AND  OPERATION
     ------------------------------------

     The overall focus of the business changed during 1999 to developing and operating a variety of proprietary commercial Internet worldwide websites. To that end, the Company purchased the assets of NetWeb-Florida in December 1999. NetWeb-Florida is a development-stage entity that was engaged in the creation, development and operation of proprietary Internet websites. NetWeb-Florida currently owns the following Internet domain names:

     FanVote.com
     MallConcepts.com
     NetWebCollectibles.com
     Classics4Lease.com
     AmericasHeroes.com
     Roswell2Space.com
     Expo-NewProduct.com
     NetWeb  Online.com.

     The Company does not have any present intention to expend any resources for the development or expansion of these potential websites.

      CURRENT  BUSINESS  FOCUS
      ------------------------

      The current focus of the Company's business activity is to seek out potential acquisition targets among companies engaged in active business operations, without regard to industry sector.

     (C)   REPORTS  TO  SHAREHOLDERS:

           NetWeb became subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") in January 2000, upon the effective date of its registration statement on Form 10-SB. As such, NetWeb is required to and will file reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information filed with the Commission by Meridian may be inspected and copied at the public reference facilities maintained by the Commission at its principal offices at Judiciary Plaza, 450 5th Street NW, Washington, D.C. 20549. Such reports, proxy statements and other information may also be obtained from the web site maintained by the Commission at http://www.sec.gov. Copies of these materials can also be obtained at prescribed rates from the public reference section of the Commission at its principal offices in Washington D.C., as set forth above.

     (D)   MANAGEMENT'S  DISCUSSION  AND
           ANALYSIS  OR  PLAN  OF  OPERATION:

           Plan  of  Operations:
           ---------------------

           On June 30, 2000, the Company transferred ownership of its operating subsidiary, The Golfing Network.Com, Inc., to NetWeb's former president, Bryan Efimov, and members of his family, in exchange for all shares in NetWeb owned by such individuals. That subsidiary represented the Company's sole operating entity. As a result of that transfer, the Company no longer has any active business operations. All shares, common and preferred, were retired or cancelled by the Company.

           Management's current business plan is to seek out potential acquisitions of one or more companies with operating revenues, without regard to specific industry sectors. In addition, the Company intends to continue to seek financing in the form of equity, debt or strategic partnering to carry out its business plan and enhance shareholder value.

ITEM  7.   DESCRIPTION  OF  PROPERTY.

           NetWeb's executive offices are located at 1450 S. Dixie Highway, Suite 101-A, Boca Raton, Florida 33432. The offices are occupied under an office sharing arrangement for nominal rent.

ITEM  8.   DIRECTORS,  EXECUTIVE  OFFICERS
           AND  SIGNIFICANT  EMPLOYEES.

The  Company's  executive  officers  and  directors  are  as  follows:



NAME              AGE  POSITION
----              ---  --------

Paul M. Galant     59  Secretary, Treasurer and Director

Harvey Judkowitz   56  Chief Executive Officer and
                       Chairman of the Board of Directors

     The principal occupation, title and business experience of the Company's executive officers and directors during the last five years is indicated below:

PAUL M. GALANT, 59, is the Secretary/Treasurer and Director of the Company. Mr. Galant was the founder of NetWeb OnLine.Com Inc., a Florida corporation ("NetWeb Florida"). He has been a consultant and advisor to the Company since its inception. He was a registered NASD General Securities Principal until August 1997. He has been a business development consultant since 1970. Mr. Galant is currently a director of Meridian USA Holdings Inc. (OTCBB). From time to time, Mr. Galant has been a director and officer of non-affiliated developmental stage enterprises. He was a practicing attorney in the State of New York from 1966 until 2000. Between 1975 and 1986, Mr. Galant was a founding partner of a Long Island (NY) based full service brokerage firm. Subsequently, he was co-founder, and served as an officer, director and/or registered principal of several NASD member securities/brokerage firms in the New York Metropolitan Area. Since 1981, he has been the President of PR Sources Inc, a private entity engaged in corporate development services. From 1966 to 1968, he served in the United States Army. Mr. Galant is a 1965 graduate of Brooklyn Law School (J.D.) and received a Bachelor of Business Administration degree from Adelphi College in 1962.

     HARVEY JUDKOWITZ, 56, is the Chairman and CEO of the Company. He has served as Director of NetWeb Florida since its formation in October 1999. Mr. Judkowitz is currently the CFO of HBOAC.Com (Ft. Lauderdale, FL) and Capital International SBIC (Miami, FL). He was the CFO of New Millennium Communications Corp. from August 1998 to March 1999. He was a director of Utilicore Corp., a start-up telecommunications company based in Florida, for which he was the interim CEO from September 1998 to January 1999. Mr. Judkowitz is a certified public accountant licensed in Florida and New York and since 1988, has been conducting his own accounting practice in Florida. He received a BBA-Accounting degree from Pace University (NY) in 1967.

ITEM  9.  REMUNERATION  OF  DIRECTORS  AND
          OFFICERS.

     (A)  COMPENSATION:

      The Company paid no compensation to its executive officers in its last fiscal year.

     (B)  OPTION/SAR  GRANTS  IN  LAST
          FISCAL  YEAR  (INDIVIDUAL  GRANTS):

     No stock option or stock appreciation rights were granted by the Company in its last fiscal year.

ITEM  10. SECURITY  OWNERSHIP  OF  MANAGEMENT
          AND  CERTAIN  SECURITY  HOLDERS.

     The following table sets forth information as of November 30, 2000 with respect to the beneficial ownership of NetWeb's securities by officers and directors, individually and as a group. To NetWeb's knowledge, on November 30, 2000, there were no holders of more than 5% of its Common Stock other than First Financial Network, Inc., Paul M. Galant and Harvey Judkowitz. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated. On November 30, 2000, there were 6,348,658 shares of Common Stock, and 13,940 shares of Series I Preferred Stock outstanding. No shares of any other class of capital stock are outstanding.


     NAME AND ADDRESS OF                            AMOUNT AND NATURE OF    PERCENT
     BENEFICIAL OWNER         TITLE OF CLASS        BENEFICIAL OWNERSHIP    OF CLASS


First National Network,           Common                 1,300,000            20.5
Inc.                                                     (Direct)
2431 Bimini Lane
Ft. Lauderdale, FL 33312

Paul M. Galant                    Common                 1,700,000            26.8
470 N.E. 25th Terrace                                    (Direct)
Boca Raton, FL 33431

Harvey Judkowitz                  Common                   550,000             8.7
10220 S.W. 124th Street                                  (Direct)
Miami, FL 33176

Officers and Directors as a       Common                 2,250,000            35.5
Group (2 persons)                                        (Direct)


ITEM  11.  INTEREST  OF  MANAGEMENT  AND  OTHERS
           IN  CERTAIN  TRANSACTIONS

           On or about March 20, 1998, the Company issued 150,000 shares of its Common Stock to PR Sources Inc., a Florida corporation controlled by Paul M. Galant, in consideration for business development and consulting services performed for the Company. During 1999, the Company issued an additional 100,000 shares of Common Stock to PR Sources Inc. for business development and consulting services rendered by Mr. Galant and PR Sources Inc. On or about October 7, 1999, prior to the Company's acquisition of NetWeb Florida, NetWeb Florida purchased certain assets from PR Sources Inc. In that transaction, NetWeb Florida issued 700,000 shares of its Common Stock in consideration for the transfer of: (i) six (6) existing World Wide Web addresses and websites;
(ii) two (2) proposed websites; (iii) the registered service mark, The Fans Choice7; and (iv) all shares of www.SpectraTV.net Inc., a Florida corporation. Prior to becoming an officer or director of the Company, Mr. Galant transferred the shares in NetWeb Florida to unaffiliated third parties. After the Company's acquisition of NetWeb Florida, the consulting arrangement between PR Sources Inc. and the Company was terminated and Mr. Galant was elected a Director and Officer of the Company.

           Other than the above, there are no relationships or transactions required to be disclosed in this Item.

                                    PART  II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

             (A)    MARKET  PRICE:

             NetWeb's Common Stock is traded over-the-counter on the electronic bulletin board operated by the National Association of Securities Dealers under the trading symbol NWOL. The following table sets forth the high and low bid prices for the Common Stock since the inception of its quotation on the Bulletin Board during the first quarter of 2000:



YEAR  QUARTER             HIGH   LOW
----  ------------------  -----  ----
2000  First               1.375  1.25
2000  Second              1.375   .25
2000  Third                .375   .10
2000  Fourth                .10   .07
      (through 11/30/00)



     (B)     HOLDERS:

     As of November 30, 2000, there were 115 record holders of NetWeb's
Common Stock. Based on information from brokers and other sources, NetWeb estimates that as of November 30, 2000, there were approximately 165 beneficial holders of NetWeb's Common Stock.

     (C)     DIVIDENDS:

             The Company has never declared or paid cash dividends on its Common Stock and has no current intention to pay any dividends.

ITEM  2.     LEGAL  PROCEEDINGS.

             NetWeb is not a party to any lawsuit, litigation, or regulatory proceeding of any kind, filed, pending or threatened.

ITEM  3.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

             None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A
             VOTE  OF  SECURITY  HOLDERS.

             There were no matters submitted to a vote of security holders during the year ended September 30, 2000.

ITEM  5.     COMPLIANCE  WITH  SECTION  16(A)
             OF  THE  EXCHANGE  ACT

             NetWeb has no information to report with respect to Section 16(A) of the Exchange Act.

ITEM  6.     REPORTS  ON  FORM  8-K

             The Company filed a current report on Form 8-K dated June 30, 2000 to report the sale of all of the issued and outstanding shares of common stock of its subsidiary, The Golfing Network.Com, Inc., to Bryan Efimov and Theodore Efimov in exchange for all of the shares of Common Stock and Preferred Stock of NetWeb owned by them.

                                    PART F/S
                             NETWEB ONLINE.COM, INC.
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

                                TABLE OF CONTENTS



                                               PAGE NO.
                                               --------


Independent Auditors' Reports                  F-2
Balance Sheets                                 F-4
Statements of Operations                       F-6
Statements of Changes in Stockholders' Equity  F-7
Statements of Cash Flows                       F-12
Notes to Financial Statements                  F-13


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Board  of  Directors
NetWeb  OnLine.Com,  Inc.
Fort  Lauderdale,  Florida

We have audited the accompanying balance sheet of NetWeb OnLine.Com, Inc. as of September 30, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of NetWeb OnLine.Com, Inc. as of September 30, 1999 were audited by other auditors whose report, dated December 29, 1999, contained a going concern paragraph.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetWeb OnLine.Com, Inc. as of September 30, 2000, and the results of its operations, and its cash flows for the year ended September 30, 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has no established source of revenue, recurring losses from operations, negative working capital, and stockholders' equity deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SEWELL  AND  COMPANY,  P.A.


Hollywood,  Florida
November  30,  2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To  the  Shareholders  of  NetWeb  OnLine.Com  Inc.

We have audited the accompanying balance sheet of NetWeb OnLine.Com Inc. as of September 30, 1999 and the related statement of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetWeb OnLine.Com Inc. as of September 30, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception, and has had negative cash flows since its inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                     KING GRIFFIN & ADAMSON P.C.


Dallas,  Texas
December  29,  1999

                             NETWEB ONLINE.COM, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999


                                          2000        1999
                                         ------     --------
                         ASSETS
                         ------


Current assets
  Cash                                   $2,281     $    883
  Investments                             6,000            -
  Note receivable stockholder                 -        1,250
  Inventory                                   -       51,830
  Deferred advertising costs                  -      181,791
  Prepaid expenses                            -        2,189
                                         ------     --------
Total current assets                      8,281      237,943

Patents net of accumulated amortization
  of $5,605                                   -       61,656
                                         ------     --------
Total                                    $8,281     $299,599
                                         ======     ========

















































                       See notes to financial statements.

                             NETWEB ONLINE.COM, INC.
                           BALANCE SHEETS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999

                                                       2000        1999
                                                   ----------   -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities
  Accounts payable                                   $  15,545   $    7,326
  Current portion of note payable,
   stockholder                                               -       40,000
                                                     ----------  -----------
Total current liabilities                               15,545       47,326

Note payable, stockholder                                    -       35,000
                                                     ----------  -----------

Stockholders' equity
  Preferred stock, $0.001 par value, 5
   million shares authorized
    Series I convertible 13,940 and 28,966
     shares issued and outstanding                          14           29
    Series II Redeemable, 0 and 200,000
     shares issued and outstanding                           -          200
  Common stock, $0.001 par value 30 million
   shares authorized, 6,348,658 and
   4,058,447 issued and outstanding                      6,349        4,058
  Additional paid in capital                           422,237    1,121,287

  Less: Subscriptions receivable                                   (634,000)

  Accumulated other comprehensive loss                  (6,500)           -

  Retained deficit                                    (429,364)    (274,301)
                                                     ----------  -----------
                                                        (7,264)     217,273
                                                     ----------  -----------

                                                     $   8,281   $  299,699
                                                     ==========  ===========




































                       See notes to financial statements.

                             NETWEB ONLINE.COM, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                               2000        1999
                                            ----------  ----------
Revenue                                     $       -   $       -

Expenses
  General and administrative                  122,672           -
  Realized losses on investments                4,500           -
                                            ----------  ----------
                                              127,172           -
                                            ----------  ----------
Loss from continuing operations              (127,172)          -

Discontinued operations
  Loss from operation of discontinued golf
   business                                   (27,891)   (132,047)
                                            ----------  ----------
                                              (27,891)   (132,047)
                                            ----------  ----------

Net loss                                    $(155,063)  $(132,047)
                                            ==========  ==========

Basic net loss per common share
  Loss from continuing operations           $ (0.0277)  $       -
  Discontinued operations                     (0.0061)    (0.0387)
                                            ----------  ----------
  Net loss                                  $ (0.0338)  $ (0.0387)
                                            ==========  ==========











































                       See notes to financial statements.

                             NETWEB ONLINE.COM, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                         ADDITIONAL
                                              PREFERRED STOCK         COMMON STOCK         PAID IN
                                             SHARES      AMOUNT   SHARES        AMOUNT     CAPITAL
                                             -------------------  ---------------------  ----------

Balance at October 1, 1998                    213,940   $   214     2,882,185   $  2,882  $ 354,564

Issuance of series I
  preferred stock for cash,
  December 28, 1998                            15,026        15                              65,803

Issuance of common stock
  for services, January 31, 1999.                                     100,000        100      9,900

Exercise of stock warrants
  for subscriptions
  receivable on or before
  April 6, 1999                                                       650,000        650    649,350

Issuance of common stock
  for acquisition of patents,
  May 1, 1999                                                          87,606         88      8,673

Issuance of common stock
  for services, May 1, 1999                                           338,656        338     33,527

Payments received on
  subscriptions receivable,
  July 23, 1999

Payment of subscriptions
  receivable

Canceled warrant
  subscriptions                                                                               (530)

Net Loss
                                            -------------------------------------------------------
Balance, September 30,
  1999                                       228,966   $   229     4,058,447   $  4,058  $1,121,287






























                       See notes to financial statements.

                             NETWEB ONLINE.COM, INC.
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)(CONTINUED)
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                           ACCUMULATED
                                           SUBSCRIPTIONS      OTHER
                                             AND NOTES    COMPREHENSIVE    RETAINED   COMPREHENSIVE
                                            RECEIVABLE         LOSS        DEFICIT        LOSS       TOTAL


Balance at October 1, 1998                  $   (5,500)    $        -      $ (142,254)  $        -   $ 209,906

Issuance of series I
  preferred stock for cash,
  December 28, 1998                                                                                     65,818

Issuance of common stock
  for services, January 31, 1999.                                                                       10,000

Exercise of stock warrants
  for subscriptions
  receivable on or before
  April 6, 1999                               (650,000)                                                       -

Issuance of common stock
  for acquisition of patents,
  May 1, 1999                                                                                             8,761

Issuance of common stock
  for services, May 1, 1999                                                                              33,865

Payments received on
  subscriptions receivable,
  July 23, 1999                                 16,000                                                   16,000

Payment of subscriptions
  receivable                                     4,970                                                    4,970

Canceled warrant
  subscriptions                                    530                                                        -

Net Loss                                                                         (132,047)             (132,047)
                                            --------------------------------------------------------------------
Balance, September 30,
  1999                                      $ (634,000)     $         -        $ (274,301)   $     -  $ 217,273































                       See notes to financial statements.

                             NETWEB ONLINE.COM, INC.
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                         ADDITIONAL
                             PREFERRED STOCK         COMMON STOCK        PAID IN
                           SHARES      AMOUNT    SHARES        AMOUNT    CAPITAL
                           -------------------  ----------------------  ----------
Balance October 1,
 1999                        228,966   $   229   4,058,447   $  4,058   $1,121,287

Shares issued in
 connection with the
 purchase of the
 website E-trade
 golf.Com on December 6,
 1999                         33,737        34                              67,439

Shares contributed in
 connection with the
 acquisition of NetWeb
 OnLine.Com, Inc. on
 December 13, 1999                              (1,721,000)    (1,721)       1,721

Shares issued in
 connection with the
 acquisition of NetWeb
 Online.Com, Inc. on
 December 13, 1999          700,000        700   2,310,000      2,310       54,740
Payments received on
 subscriptions
 receivable, including
 the reduction of
 exercise price, on June
 30, 2000                                                                 (485,595)

Shares retired in
 conjunction with
 disposition of golf
 related net assets on
 June 30, 2000            (215,026)        (215)   (500,000)     (500)    (335,887)

Conversion of
 preferred stock to
 common stock on
 August 30, 2000          (733,737)        (734)  2,201,211     2,202       (1,468)

Payments received on
 subscriptions receivable
 including the reduction
 of exercise price, on
 September 30, 2000

Net Loss

Unrealized loss on
 marketable securities

Balance, September 30,
 2000                       13,940        $  14   6,348,658    $6,349   $   422,237
                         ==========================================================












                       See notes to financial statements.

                             NETWEB ONLINE.COM, INC.
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)(CONTINUED)
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999



                                                  ACCUMULATED
                                  SUBSCRIPTIONS      OTHER
                                    AND NOTES    COMPREHENSIVE    RETAINED   COMPREHENSIVE
                                    RECEIVABLE         LOSS        DEFICIT        LOSS       TOTAL


Balance October 1,
 1999                             $(634,000)     $          -    $(274,301)   $         -    $217,273

Shares issued in
 connection with the
 purchase of the
 website E-trade
 golf.Com on December 6,
 1999                                                                                          67,473

Shares contributed in
 connection with the
 acquisition of NetWeb
 OnLine.Com, Inc. on
 December 13, 1999                                                                                  -

Shares issued in
 connection with the
 acquisition of NetWeb
 Online.Com, Inc. on
 December 13, 1999                                                                             57,750

Payments received on
 subscriptions
 receivable, including
 the reduction of
 exercise price, on June
 30, 2000                           629,095                                                   143,500

Shares retired in
 conjunction with
 disposition of golf
 related net assets on
 June 30, 2000                                                                               (336,602)

Conversion of
 preferred stock to
 common stock on
 August 30, 2000                                                                                    -

Payments received on
 subscriptions receivable
 including the reduction
 of exercise price, on
 September 30, 2000                   4,905                                                     4,905

Net Loss                                                         (155,063)     (155,063)     (155,063)

Unrealized loss on
 marketable securities                                (6,500)                    (6,500)       (6,500)
                                                                               ---------
                                                                              $(161,563)
                                                                              ==========
                                 ---------------------------------------------           -------------
Balance, September 30,
 2000                            $       -         $  (6,500)  $(429,3645)                 $   (7,264)
                                 =============================================           ==============







                       See notes to financial statements.

                             NETWEB ONLINE.COM, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                      2000        1999
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss                                          $(155,063)  $(132,047)
                                                    ----------  ----------

Adjustments to reconcile net loss to net cash used by operating activities:

 Realized losses on investments                         4,500           -
 (Increase) decrease in note receivable,
   stockholder                                              -      (1,491)
 (Increase) decrease in inventories                         -     (12,301)
 (Increase) decrease in prepaid expenses                    -      (2,189)
 Increase (decrease) in accounts payable               20,556       7,326
 Amortization                                               -       5,605
 Common stock issued for services                           -      43,865
                                                    ----------  ----------
 Total adjustments                                     25,056      40,815
                                                    ----------  ----------
Net cash used by operating activities                (130,007)    (91,232)
                                                    ----------  ----------

Cash flows from investing activities:
 Cash payments for investments                         (7,000)          -
                                                    ----------  ----------
 Net cash used by investing activities                 (7,000)          -
                                                    ----------  ----------

Cash flows from financing activities:
 Proceeds from subscriptions receivable               138,405           -
 Proceeds from issuance of common and
  preferred stock                                           -      86,788
                                                    ----------  ----------
Net cash provided by financing activities             138,405      86,788
                                                    ----------  ----------

Net increase (decrease) in cash                         1,398      (4,444)

Cash, beginning of period                                 883       5,327
                                                    ----------  ----------
Cash, end of period                                 $   2,281   $     883
                                                    ==========  ==========




























                       See notes to financial statements.

                             NETWEB ONLINE.COM, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

Supplemental  disclosure,  2000,  of  non-cash  financing  activities:
----------------------------------------------------------------------

On December 6, 1999, in exchange for the website, E-Trade Golf.Com, the Company issued 33,737 shares of its series I convertible preferred stock. Each share is convertible into three shares of its common stock on or after October 1, 2000. The Website, E-trade was subsequently disposed of in conjunction with the golf related net assets (See Note 6).

On December 13, 1999 the Company issued 700,000 shares of series I convertible preferred stock, and 2,310,000 shares of common stock, in connection with the acquisition of NetWeb OnLine.Com, Inc., valued at $57,750. The value was established according to the net assets at book value. Each share of series I convertible preferred stock is convertible into three shares of common stock at any time after 12 months from the date of issuance at the option of the preferred stockholder, and pays no dividends.

On June 28, 2000 the Company received 50,000 shares of BizNet, Inc. as payment for subscriptions receivable of $10,000.

On June 30, 2000 the Company retired 15,026 shares of series I convertible preferred stock, 200,000 shares of series II redeemable preferred stock, and 500,000 shares of common stock, in conjunction with the disposition of the golf related net assets at a value of for $336,602 (See Note 6).

On June 30, 2000, the Company reduced the price of remaining shares subscribed for from $1 to $0.001, for a total value of $485,595, from the subscriptions receivable of $634,000.

Supplemental  disclosure,  1999,  of  non-cash  financing  activities:
----------------------------------------------------------------------

Issuance of common stock for acquisition of patent, May 1, 1999 in the amount of $8,761.

Issuance  of  common  stock  for  services during 1999 in the amount of $43,865.

Common  stock  sold  for  notes  on  April  6,  1999  in the amount of $650,000.





































                      See notes to financial statements.

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE  1      SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES


             Business
             --------
             NetWeb Online.Com, Inc. (the "Company") was incorporated, in the State of Texas, under the name GEAC, Inc., on November 5, 1997. In July, 1999, the name was changed to The Golfing Network.Com, Inc. In December, 1999, in conjunction with the acquisition of NetWeb Online.Com, Inc., the Company changed to that name.

             The Company was formed for the purpose of engaging in the marketing and sale of golf related products, including the purchase of the patent rights to the Wonderstick. The Company subsequently expanded its business purposes to include the development, acquisition and operation of a variety of Internet web sites. On June 30, 2000, the Company transferred its golf related net assets to two stockholders (See Note 6) and, at September 30, 2000, was inactive. The underlying operations of the golf-related net assets have been accounted for as discontinued operations.

             Use  of  Estimates
             ------------------

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses for the period presented. Actual results could differ from these estimates.

             Investments
             -----------
             The Company classifies its investments as available-for-sale, which are reported at market value.

             Unrealized holding gains and losses are excluded from earnings and reported as a separate component of comprehensive income. Realized gains and losses are reported in earnings based on the adjusted cost of the specific security sold.

             Advertising
             -----------
             There was no advertising expense for the year ended September 30, 2000. At September 30, 1999, the Company had deferred $181,791 related to the final version of an infomercial, which was never aired. At June 30, 2000, the Company disposed of its golf related net assets, including the deferred advertising cost (See
             Note  6).

             Cash  and  Cash  Equivalents
             ----------------------------
             The Company considers all cash and cash equivalents highly liquid investments with an original maturity of three months or less to be cash equivalents.

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE  1      SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

             Basic  Earnings  (Loss)  per  Share
             -----------------------------------

             Basic earnings (loss) per share for each year is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during the year.

                                                          2000           1999
                                                          ----           ----

             Weighted  average  number  of
             shares  outstanding  during
             the  year                                4,587,344     3,412,842

             Dilutive earnings (loss) per share were not given because they would be anti-dilutive.

NOTE  2      INVESTMENTS

             Investments  consist  of  the  following:

                                          Unrealized     Market     Realized
                                  Cost      Losses       Value       Losses
                                  ----      ------       -----       ------
             Equity               $14,500   $6,500      $3,500       $4,500
             Securities
             Options                2,500        0       2,500            0
                                  -------   ------      ------       ------
             Totals               $17,000   $6,500      $6,000       $4,500
                                  =======   ======      ======       ======


NOTE  3      RELATED  PARTY  TRANSACTIONS

             During the year ended September 30, 1999, the Company issued 150,000 shares of the Company's common stock, for services rendered to a corporation controlled by a director. During the year ended September 30, 1999, the Company paid approximately $18,000 for consulting services to a director and shareholder of the Company.

             Note payable to a related party consists of an amount due from a significant shareholder. The note is unsecured, bears interest at 7.5%, and matures in February 2003 at which time both principal and interest will be due. The note was subsequently disposed of in conjunction with the golf related net assets
             (See  Note  6).

NOTE  4      COMMON  AND  PREFERRED  STOCK

             On December 6, 1999, in exchange for the website, E-Trade Golf.Com, the Company issued 33,737 shares of its series I convertible preferred stock. Each share is convertible into three shares of its common stock on or after October 1, 2000. The website, E-Trade, was subsequently disposed of in conjunction with the golf related net assets (See Note 6).

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE  4      COMMON  AND  PREFERRED  STOCK  -  CONTINUED


             On December 13, 1999, majority stockholders contributed 1,721,000 shares of common stock, in connection with the acquisition of NetWeb Online.Com, Inc.

             On December 13, 1999, the Company issued 700,000 shares of series I convertible preferred stock, and 2,310,000 shares of common stock in connection with the acquisition of NetWeb Online.Com, Inc. (a Florida corporation), at $57,750. The value was established according to the net assets at book value. Each share of series I convertible preferred stock is convertible into three shares of common stock at any time after 12 months from the date of issuance at the option of the preferred stockholder, and pays no dividends.

             On June 30, 2000, the Company retired 15,026 shares of series I convertible preferred stock, 200,000 shares of series II redeemable preferred stock, and 500,000 shares of common stock, in conjunction with the disposition of golf related net assets at a value of $336,602 (See Note 6).

             On June 30, 2000, the Company reduced the price of remaining shares subscribed for from $1 to $0.001, for a total value of $485,595, from the subscriptions receivable of $634,000.

             On August 30, 2000, various stockholders exercised their rights to convert 733,737 shares of series I preferred stock into 2,201,211 shares of common stock.

NOTE  5      INCOME  TAXES

             Deferred tax assets and liabilities consist of the following:


                                 September 30,    September 30,
                                     2000             1999
                                ---------------  ---------------
Current deferred tax     asset
                                $            0   $       67,208
Valuation allowance                          0          (67,208)
                                ---------------  ---------------
                                $            0   $            0
                                ===============  ===============
Non-current tax asset           $      159,000   $      101,000
Valuation allowance                   (159,000)        (101,000)
                                ---------------  ---------------
                                $            0   $            0
                                ===============  ===============

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE  5      INCOME  TAXES  -  CONTINUED

             The current deferred tax asset at September 30, 1999 resulted from deferred advertising costs, which were previously deducted for income tax purposes.

             The non-current deferred tax asset results from the net operating loss carryforward, which approximates $429,000 at September 30, 2000, and $456,000 at September 30, 1999. The net operating loss carryforward, which is subject to annual limitations prescribed by the Internal Revenue Code, is available to offset future taxable income through 2020. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

             The Company's income tax expense for the years ended September 30, 2000 and 1999 differed from the statutory federal rate of 34% as follows:


                          September 30,    September 30,
                              2000             1999
                         ---------------  ---------------
Statutory rate applied
 to loss before income
 taxes                   $      (53,000)  $      (44,896)
State income taxes, net
 of federal income tax
 effect                          (4,600)          (3,922)

Increase in valuation
 allowance                       57,600           49,369


Other                                 0             (551)
                         ---------------  ---------------

Income Tax Expense       $            0   $            0
                         ===============  ===============

NOTE  6     DIVESTITURE

            On June 30, 2000 the Company transferred its golf related net assets including all royalty agreements, to two stockholders for the return of the following equity:

               15,026  shares  of  series  I  convertible  preferred  stock
              200,000  shares  of  series  II  redeemable  preferred  stock
              500,000  shares  of  common  stock

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE  6      DIVESTITURE  -  CONTINUED

             A summary of financial data of discontinued operations at September 30, 1999 is as follows:


Financial Position
Current assets                 $47,240
Note receivable, stockholder   30,150
Deferred advertising costs     181,791
Patents                        156,136
Total current liabilities      (3,715)
Note payable, stockholder      75,000
                              ---------
                              $336,602
                              =========


             The 1999 balance sheet has not been restated. At September 30, 2000, there were no assets related to discontinued operations.

             The golf business had net sales of $23,668 and a net loss of $27,891 through June 30, 2000, and net sales of $32,957 and a net loss of $132,047 through September 30, 1999. The prior year statement of operations has been restated for comparison purposes.

NOTE  7      GOING  CONCERN  UNCERTAINTY

             These financial statements are presented assuming the Company will continue as a going concern. The Company has no established source of revenue, recurring losses from operations, negative working capital, and stockholders' equity deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offerings and/or debt financing; and/or through the acquisition of new business or private ventures.

                                    PART III
                                    EXHIBITS

The  following  exhibits  are  being  filed  with  this  report:

3.1    Articles  of  Incorporation,  as  amended.*

3.2    By-Laws.*

23.1   Consent  of  Sewell  and  Company,  PA,  independent  auditors.

----------------------------
*  Previously  filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the _____ day of January, 2001.

                                   NetWeb  OnLine.Com,  Inc.

                                   By:  /s/  Harvey  Judkowitz
                                   -------------------------
                                   Harvey  Judkowitz,  Chairman
                                   and  CEO

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the ____ day of January, 2001.

Principal  Executive  Officer:

 /s/  Harvey  Judkowitz
----------------------
Harvey  Judkowitz
Chairman  and  CEO

Principal  Financial  Officer  and
Principal  Accounting  Officer:

 /s/  Paul  M.  Galant
-------------------
Paul  M.  Galant
Secretary  and  Treasurer