Form 10QSB
period 2000-12-31
NETWEB ONLINE COM INC
filed 2001-02-12
CIK 1102119

SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,  D.C.  20549

                               FORM  10-QSB

(Mark  One)
[X]   Quarterly  report under Section 13 or 15(d) of the Securities Exchange Act of  1934  for  the  quarterly  period  ended:  December  31,  2000.

[ ]   Transition report under Section 13 or 15(d) of the Securities Exchange Act of  1934  for  the  transition  period  from  _________  to  _________.

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

     1450  S.  Dixie  Highway,  Suite  101-A,  Boca  Raton,  FL  33432
     --------------------------------------------------------------
                (Address  of  Principal  Executive  Offices)

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     As of February 12, 2001, the issuer had 7,548,658 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes       No  X
    ---      ---

                              NETWEB  ONLINE.COM  INC
                              INDEX  TO  FORM  10-QSB


PART  I  -  FINANCIAL  INFORMATION                              PAGE  NO.

Item  1   Financial  statements                                    p.  3

          Balance  Sheet  at  December  31,  2000
           (Unaudited)                                             p.  5

          Statements  of  Operations  for  the  three
          months  ended  December  31,  2000  and
          1999  (Unaudited)                                        p.  6

          Statement  of  Cash  Flows  for  the  three  months
          ended  December  31,  2000  and  1999 (Unaudited)        p.  7

          Notes  to  Financial  Statements                         p.  8

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

Item  1   Legal  proceedings                                      p.  12

Item  2   Changes  in  Securities  and  use  of  proceeds         p.  12

Item  3   Defaults  upon  senior  securities                      p.  12

Item  4   Submission  of  matters  to  a  vote  of
          security  holders                                       p.  12

Item  5   Other  events                                           p.  12

Item  6(a)  Exhibits                                              p.  12

Item  6(b)  Reports  on  Form  8-K                                p.  12

Signatures                                                        p.  13

                                     PART I
                              FINANCIAL INFORMATION


                             NETWEB ONLINE.COM, INC.
                              FINANCIAL STATEMENTS

                               THREE MONTHS ENDED
                               DECEMBER 31, 2000

                             NETWEB ONLINE.COM, INC.
                              FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS

                                                Page No.
                                                --------
Balance Sheet - December 31, 2000 (Unaudited)          5

Statements of Operations - Three Months Ended
  December 31, 2000 and 1999 (Unaudited)               6

Statements of Cash Flows - Three Months Ended
  December 31, 2000 and 1999 (Unaudited)               7

Notes to Financial Statements                          8

                             NETWEB ONLINE.COM, INC.
                                  BALANCE SHEET
                          DECEMBER 31, 2000 (UNAUDITED)


                                     Assets


Current assets
  Cash                                          $   6,934
  Investments                                       6,000
                                                ----------
Total current assets                               12,934
                                                ----------

                                                $  12,934
                                                ==========

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accruals                 $  26,837
  Current portion of note payable, stockholder     10,000
                                                ----------
Total current liabilities                          36,837
                                                ----------

Stockholders' equity
  Preferred stock, $0.001 par value, 5 million
   shares authorized
    Series 1 convertible 13,940 shares issued
     and outstanding                                   14
  Common stock, $0.001 par value 30 million
   shares authorized, 6,348,658 issued and
   outstanding                                      6,349
  Additional paid in capital                    $ 422,237
  Accumulated other comprehensive loss             (6,500)
  Retained deficit                               (446,004)
                                                ----------
                                                  (23,904)
                                                ----------
                                                $  12,934
                                                ==========


                        See notes to financial statements

                             NETWEB ONLINE.COM, INC.
                            STATEMENTS OF OPERATIONS
            THREE MONTHS ENED DECEMBER 31, 2000 AND 1999 (UNAUDITED)

     THREE  MONTHS  ENDED  DECEMBER  31,

                                         2000       1999
                                       ---------  ---------
Expenses
  General and administrative             16,640          -
                                       ---------  ---------
Loss from continuing operations         (16,640)         -

Discontinued operations
  Loss from operation of discontinued
  golf business                                     (5,020)
                                       ---------  ---------
                                              -     (5,020)
Net loss                               $(16,640)  $ (5,020)
                                       =========  =========

Basic loss per common share
  Loss from continuing operations      $(0.0026)  $      -
  Discontinued operations                     -
  Net loss                             $(0.0026)  $(0.0010)
                                       =========  =========

                        See notes to financial statements

                             NETWEB ONLINE.COM, INC.
                            STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)


     THREE  MONTHS  ENDED  DECEMBER  31,

                                          2000       1999
                                        ---------  ---------
Cash flows from operating activities:
  Net loss                              $(16,640)  $ (5,020)
                                        ---------  ---------

Adjustments to reconcile net loss to
 net cash used by operating
 activities:
  Depreciation and amortization                       1,401
  Trademarks and web site acquisition               (18,017)
  (Increase) decrease in inventories                 (2,363)
  (Increase) decrease in deferred
   expenses                                               0
  (Increase) decrease in prepaid
   expenses                                          (3,531)
  Increase (decrease) in accounts
   payable                                11,294      8,574
  Increase (decrease) note payable        10,000
  Subscription receivable                           (10,000)
                                        ---------  ---------
  Total adjustments                       21,294    (23,936)
                                        ---------  ---------
Net cash used by operating activities      4,654    (28,956)
                                        ---------  ---------

Cash flows from investing activities:
  Advance to shareholder                             (1,250)
  Investments                                             -
  Intangible disposal                                     -
  Deposit on patent                                 (20,000)
                                        ---------  ---------
  Net cash used by investing
   activities                                  -    (21,250)
                                        ---------  ---------

Cash flows from financing activities:
  Proceeds from notes receivable-
   warrants
  Reduction in APIC
  Comprehensive income
  Proceeds from issuance of common and
   preferred stock                                   57,750
                                        ---------  ---------
  Net cash provided by financing
   activities                                  -     57,750
                                        ---------  ---------

Net increase (decrease) in cash            4,654     28,794

Cash, beginning of period                  2,280        883
                                        ---------  ---------

Cash, end of period                     $  6,934   $ 29,677
                                        =========  =========


                        See notes to financial statements

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2000

NOTE  1      UNAUDITED  FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, including significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements at September 30, 2000 - Form 10KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of operating results to be expected for a full year.

NOTE  2      SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business
--------
NetWeb Online.Com, Inc. (the "Company") was incorporated, in the State of Texas, under the name GEAC, Inc., on November 5, 1997. In July, 1999, the name was changed to The Golfing Network.Com, Inc. In December 1999, in conjunction with the acquisition of NetWeb Online.Com, Inc., the Company changed to that name.

The Company was formed for the purpose of engaging in the marketing and sale of golf related products, including the purchase of the patent rights to the Wonderstick(R). The Company subsequently expanded its business purposes to include the development, acquisition and operation of a variety of Internet web sites. On June 30, 2000, the Company transferred its golf related net assets to two stockholders, and the Company remained inactive from that point forward.

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2000

NOTE  2      SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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



                                   December 31,
                                       2000
                                   ------------
Weighted average number of shares
outstanding during the year           6,348,658

Dilutive earnings (loss) per share were not given because they would be anti-dilutive.

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2000


NOTE  3      INCOME  TAXES

Deferred  tax  assets  and  liabilities  consist  of  the  following:


                             December 31,
                                 2000
                            --------------
Current deferred tax asset  $           0
Valuation allowance                     0
                            --------------

                            $           0
                            ==============

Non-current tax asset       $     152,000
Valuation allowance              (152,000)
                            --------------

                            $           0
                            ==============





The non-current deferred tax asset results from the net operating loss carryforward, which approximates $446,000 at December 31, 2000. The net operating loss carryforward, which is subject to annual limitations prescribed by the Internal Revenue Code, is available to offset future taxable income through 2020. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

The Company's income tax expense for the three months ended December 31, 2000 differed from the statutory federal rate of 34% as follows:



                                  December 31,
                                      2000
                                 --------------
Statutory rate applied to loss   $      (5,700)
  before income taxes

State income taxes, net of                (300)
  federal income tax effect
Increase in valuation allowance          6,000
Other                                        0
                                 --------------

Income Tax Expense               $           0
                                 ==============

                             NETWEB ONLINE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2000


NOTE  4      GOING  CONCERN  UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. The Company has no established source of revenue, recurring losses from operations, negative working capital and stockholders' equity deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offerings and/or debt financing and/or through the acquisition of new business or private ventures.

NOTE  5      SUBSEQUENT  EVENTS

On January 8, 2001 the board of directors of the Company authorized the exchange of 1,200,000 shares of the Company's common stock for an officer's loan payable of $12,000.

On February 1, 2001, the majority shareholders entered into a stock purchase agreement for the sale of 5,300,000 shares of common stock to a third party. Pursuant to finalization of the stock purchase agreement, the third party company will own approximately 70% of the Company's issued and outstanding common stock. According to the contract, the transaction is expected to close in 30 days.

Item  2.  Management's  Discussion  and  Analysis  or
          Plan  of  Operation.

PLAN  OF  OPERATIONS
--------------------

          Management's current business plan is to continue to seek out potential acquisitions of one or more companies with operating revenues, without regard to specific industry sectors. In addition, the Company intends to continue to seek financing in the form of equity, debt or strategic partnering to carry out its business plan and enhance shareholder value.


                                     PART II
                                OTHER INFORMATION

Item  1.    Legal  Proceedings.

            The Company is not a party to any lawsuit, litigation or regulatory proceeding of any kind, filed, pending or threatened.

Item  2.    Changes  in  Securities  and  Use  of  Proceeds.

            During the quarter ended December 31, 2000, the Company did not issue any securities in transactions not registered under the Securities Act of 1933.

Item  3.    Defaults  Upon  Senior  Securities.

            None.

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.

            None.

Item  5.    Other  Events.

            On or about February 1, 2001, the majority shareholders entered into a Stock Purchase Agreement for the sale of 5,300,000, approximately 70%, of the outstanding common stock of the Company, to Link Worldwide Logistics, Inc. The sale is contingent on the satisfaction of certain conditions and is scheduled to close on or about March 1, 2001.

Item  6.    Exhibits  and  Reports  on  Form  8-K.

A.          Exhibits

            10.1 Stock Purchase Agreement between Link Worldwide Logistics, Inc., as purchaser, and Paul M. Galant, Harvey Judkowitz, Alden Management, Inc. and First Financial Network, Inc., as sellers, dated as of February 1, 2001.

B.          Reports  on  Form  8-K

            There were no reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        NETWEB  ONLINE.COM,  INC.

                                        By  /s/  Harvey  Judkowitz
                                        -------------------------
                                        Harvey  Judkowitz
                                        Chairman  and  CEO
Date:  February  12,  2001