Form 10QSB
period 2001-03-31
NETWEB ONLINE COM INC
filed 2001-04-30
CIK 1102119

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2001

[  ]   Transition  report  under Section 13 or 15(d) of the  Securities Exchange
      Act  of  1934 for the  transition  period  from  _________  to  __________

                           Commission  File  No.  0-28833


                            NetWeb  OnLine.Com, Inc.
                          ----------------------------
        (Exact  Name  of  Small  Business  Issuer  as  Specified in Its Charter)

               Texas                             75-2767933
     -------------------------------           -----------------
     (State  or  Other  Jurisdiction  of           (I.R.S.  Employer
     Incorporation  or  Organization)         Identification  No.)

     1450 S. Dixie Highway, Ste 101-A, Boca  Raton,  FL  33432
     --------------------------------------------------------------
               (Address  of  Principal  Executive  Offices)

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




                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     As of March 31, 2001, the issuer had 7,590,478 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

PART  II  -  OTHER  INFORMATION                                  p.  4

Item  1     Legal  proceedings                                   p.  4

Item  2     Changes  in  Securities  and  use  of  proceeds      p.  4

Item  3     Defaults  upon  senior  securities                   p.  4

Item  4     Submission  of  matters  to  a  vote  of
            security  holders                                    p.  4

Item  5     Other  information                                   p.  4

Item  6(a)  Exhibits                                             p.  4

Item  6(b)  Reports  on  Form  8-K                               p.  4

Signatures                                                       p.  5

                                     PART  I
                              FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

                             NETWEB ONLINE.COM, INC.
                              FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                                TABLE OF CONTENTS


                                                                 Page  No.
                                                                 ---------



Consolidated Balance  Sheet  -  March 31, 2001 (Unaudited)        F-2

Consolidated Statements  of  Operations  -  For the Three
 and Six  Months Ended March  31, 2000 and 2001  (Unaudited)      F-3

Consolidated Statements  of  Cash  Flows  -  For  the
 Six  Months Ended  March  31,  2000 and 2001  (Unaudited)        F-4

Notes  to  Financial  Statements                                  F-5

                             NETWEB ONLINE.COM INC.
                           CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2001 (UNAUDITED)



ASSETS

Current Assets
   Cash                                               $    10,502
   Investments                                                500
                                                      ___________
Total Current Assets                                       11,002
                                                      ___________
Total assets                                               11,002
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
   Accounts payable                                        7,937
                                                      ___________
Stockholders' equity
   Common stock, $0.001 par value, 30 million shares
     authorized, 7,590,478 issued and
     outstanding                                           7,590
   Preferred stock, $0.001 par value, 5 million shares
     authorized:                                               -
Additional paid in capital                               431,010
Accumulated other comprehensive loss                      (9,500)
Accumulated deficit                                     (426,035)
                                                      __________

Stockholder's equity                                       3,065
                                                      __________
Liabilities and Stockholders' Equity                      11,002
                                                      ==========

See Notes to Consolidated Financial Statements

                          NETWEB ONLINE.COM, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended    Six Months Ended
                                     March 31,            March 31,
                                2000          2001    2000        2001
                                ____          ____    ____        ____


Sales                        $  14,225     $       -  $  14,225   $       -

Cost of goods sold              (6,277)                  (6,277)
                             _________     _________  _________   _________

Gross profit                     7,948                    7,948

Operating expenses              66,094         2,531     71,114      19,171
                             _________     _________  _________   _________
Income (loss) from
 operations                    (58,146)       (2,531)   (63,166)    (19,171)
                             _________     _________  _________   _________

Other income (expense):
  Interest expense              (2,812)                  (2,812)
  Income from forfeiture                      25,000                 25,000
  Realized loss on investment                 (2,500)                (2,500)
                             _________     _________  _________   _________
                                (2,812)       22,500     (2,812)     22,500
                             _________     _________  _________   _________

Income (loss) before provision
 for income taxes              (60,958)       19,969    (65,978)      3,329

Provision for income tax             -             -          -           -
                             _________     _________  _________   _________

Net income (loss)            $ (60,958)    $  19,969  $ (65,978)  $   3,329
                             _________     _________  _________   _________
Other comprehensive
income (loss), net of tax:
  unrealized loss on
  available-for-sale
  securities                                  (3,000)                (3,000)
                             _________     _________  _________   _________

Comprehensive income (loss)  $ (60,958)    $  16,969  $ (65,978)  $     329
                             =========     =========  =========   =========

Net income (loss) per share
(Basic and fully diluted)    $(  .013)     $       *  $(  .014)   $       *
                             =========     =========  =========   =========

Weighted average number of
common shares outstanding    4,647,447     7,562,598  4,473,605   6,955,628
                             =========     =========  =========   =========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                      NETWEB ONLINE.COM, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                 Six Months Ended
                                                     March 31,
                                                2000          2001
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $ (65,978)    $     329

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Depreciation and amortization             6,219
       Prepaid expenses                         (5,811)
       Inventories                               5,637
       Receivables                             (19,100)
       Trademarks and web site costs          (103,810)
       Accounts payable                          5,489         2,392
       Unrealized loss on securities                           3,000
       Option loss                                             2,500
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                 (177,354)        8,221
                                             _________     _________

Cash Flows from Investing Activities:

     Purchase of fixed assets                   (7,250)
                                             _________     _________
         Net cash provided
         by (used for)
         investing activities                   (7,250)
                                             _________     _________

Cash Flows from Financing Activities:

     Sales of common and preferred stock       125,223
     Proceeds from notes receivable            114,490
                                             _________     _________
         Net cash provided
         by (used for)
         financing activities                  239,713
                                             _________     _________

Net Increase (Decrease) In Cash                 55,109         8,221

Cash At The Beginning Of The Period                883         2,281
                                             _________     _________

Cash At The End Of The Period                $  55,992     $  10,502
                                             =========     =========

Schedule of Non-Cash Investing and Financing Activities

In December, 1999 the Company issued 700,000 shares of preferred stock and a net 589,000 shares of common stock in connection with the acquisition of NetWeb Online.Com, Inc., whose assets were valued at $57,750. The Company also issued 33,737 shares of series I preferred stock in December, 1999 in exchange for a 90% interest in the web site E-trade Golf.Com, which was valued at $67,439.

In March, 2001 the Company issued 1,200,000 common shares to an Officer in exchange for forgiveness of amounts due of $10,000.

See Notes to Consolidated Financial Statements

                             NETWEB ONLINE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MARCH 31, 2001

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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six month period ended March 31, 2001 are not necessarily indicative of operating results to be expected for a full year.

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

                              NETWEB ONLINE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MARCH 31, 2001

NOTE  2      SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED


Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of NetWeb Online.Com, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

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

Net Income (Loss)  per  Share
-----------------------------------
The net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon conversion of the Company's preferred stock are not included in the computation if the effect of such inclusion would be anti-dilutive and would increase the earnings or decrease loss per share.

                              NETWEB ONLINE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MARCH 31, 2001


NOTE  3      INCOME  TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At March 31, 2001 the Company had approximately $415,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2018. A deferred tax asset has been offset by a 100% valuation allowance.
The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:



                                      March 31,
                                        2001

                                   --------------
Deferred tax liability             $           -
Deferred tax asset arising from:
  Net operating loss carryforwards       166,154
                                   --------------
                                         166,154
Valuation allowance                     (166,154)
                                   --------------

Net Deferred Taxes                 $           0
                                   ==============

Income taxes at federal and state statutory rates are reconciled to the Company's actual income taxes for the six months ended March 31, 2001 as follows:


                                        March 31,
                                          2001
                                     --------------

Tax at federal statutory rate (34%)  $       1,132
State income tax (5%)                          166
Decrease in valuation allowance             (1,298)
                                     --------------

Income Tax Expense                   $           0
                                     ==============

                              NETWEB ONLINE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MARCH 31, 2001


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

NOTE  5      SUBSEQUENT  EVENTS

On April 4, 2001, the Company signed an agreement to acquire all of the outstanding shares of Micro Bytes Computer Centers, Inc., a computer parts retailer, in exchange for 120,476 common shares of the Company, with said agreement to be closed on or around May 15, 2001.

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


                                     PART II
                                OTHER INFORMATION

Item  1.    Legal  Proceedings.

            None

Item  2.    Changes  in  Securities  and  Use  of  Proceeds.

            On January 8, 2001 the Company issued 1,200,000 common shares to a related party for loans due in the amount $10,000, and on March 12, 2001 holders of 13,940 preferred series I shares converted those shares into 41,820 common shares.


Item  3.    Defaults  Upon  Senior  Securities.

            None.

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.

            None.

Item  5.    Other Information.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In April, 2001 the Board of Directors approved the engagement of Ronald R. Chadwick, P.C. as its independent auditor for the fiscal year ended September 30, 2001, to replace the firm of Sewell and Company, PA. The decision by the Board of Directors to change accountants was based on a contemplated acquisition and the accedence by the Board to use the acquiree's auditor as the Company's independent auditor.

There were no adverse opinions, disclaimer of opinions, or modifications of opinions as to audit scopes or accounting principles issued by Sewell and Company, P.A. for the most recent fiscal year, its tenure as auditor. Sewell and Company, P.A. did issue the Company a going concern paragraph on its opinion dated November 30, 2000 for the Company's fiscal year ended September 30, 2000. During the most recent fiscal year and subsequent interim period there were no disagreements with the former accountants on accounting principles or practices, financial statement disclosure, or auditing scope and procedures.


Item  6.    Exhibits  and  Reports  on  Form  8-K.

A.          Exhibits

            -- Incorporated by reference. Stock Purchase Agreement between NetWeb Online, Inc. as purchaser, and David W. Larry, sole shareholder of Micro Bytes Computer Centers, Inc., Seller, dated April 4th, 2001, filed with Information Statement on April 14, 2001.

            16.1 Response letter of Sewell and Company, P.A.

B.          Reports on Form 8-K

            There were no reports on Form 8-K during the six months ended March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        NETWEB  ONLINE.COM,  INC.

                                        By  /s/  Harvey  Judkowitz
                                        -------------------------
                                        Harvey  Judkowitz
                                        Chairman  and  CEO
Date:  April 18, 2001

EXHIBIT 16.1

Former Accountants' response letter


Sewell and Company, PA
Certified Public Accountants

April 24, 2001

Office of the Chief Accountant
SECPS Letter File
Mail Stop 1103
Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C. 20549

This is to confirm that the client-auditor relationship between NetWeb Online.Com, Inc. and Sewell and Company, P.A. has ceased, and that during the past fiscal year and until the date our relationship with NetWeb Online.Com, Inc. ceased, there were no material disagreements with NetWeb Online.Com, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

We have read Item 5 on Form 10-QSB of NetWeb Online.Com, Inc., which will be filed for the second quarter ended March 31, 2001, and we agree with the statements contained therein with respect to us.

Very truly yours,

/S/Thomas E. Sewell
Thomas E. Sewell, CPA
SEWELL AND COMPANY, PA