Form 10QSB
period 2001-06-30
NETWEB ONLINE COM INC
filed 2001-08-15
CIK 1102119

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2001

[  ]   Transition  report  under Section 13 or 15(d) of the  Securities Exchange
      Act  of  1934 for the  transition  period  from  _________  to  __________

                           Commission  File  No.  0-28833

                          Spectrum Brands Corporation
                                 (formerly
                            NetWeb  OnLine.Com, Inc.)
                          ----------------------------
        (Exact  Name  of  Small  Business  Issuer  as  Specified in Its Charter)

               Florida                             65-1098382
     -------------------------------           -----------------
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




                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     As of June 30, 2001, the issuer had 499,991 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes       No  X
    ---      ---

                            SPECTRUM BRANDS CORPORATION
                         (formerly NETWEB  ONLINE.COM, INC.)
                              INDEX  TO  FORM  10-QSB



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

                                     PART  I
                              FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

                          SPECTRUM BRANDS CORPORATION
                       (formerly NETWEB ONLINE.COM, INC.)
                              FINANCIAL STATEMENTS
                        NINE MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

                                TABLE OF CONTENTS


                                                                 Page  No.
                                                                 ---------



Consolidated Balance  Sheet  -  June 30, 2001 (Unaudited)         F-2

Consolidated Statements  of  Operations  -  For the Three
 and Nine Months Ended June 30, 2000 and 2001  (Unaudited)        F-3

Consolidated Statements  of  Cash  Flows  -  For  the
 Nine Months Ended June 30, 2000 and 2001  (Unaudited)            F-4

Notes  to  Financial  Statements                                  F-5

                          SPECTRUM BRANDS CORPORATION
                       (formerly NETWEB ONLINE.COM, INC.)
                          CONSOLIDATED BALANCE SHEET
                           JUNE 30, 2001 (UNAUDITED)



ASSETS

Current Assets
   Cash                                               $     4,075
   Investments                                                500
                                                      ___________
Total Current Assets                                        4,575
                                                      ___________
Total assets                                                4,575
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
   Accounts payable                                        19,650
                                                      ___________
Stockholders' equity
   Common stock, $0.001 par value, 45 million shares
     authorized, 499,991 issued and
     outstanding                                              499
   Preferred stock, $0.001 par value, 5 million shares
     authorized:                                                -
Additional paid in capital                                438,101
Accumulated other comprehensive loss                       (9,500)
Accumulated deficit                                      (444,175)
                                                      ___________

Stockholder's equity                                      (15,075)
                                                      ___________
Liabilities and Stockholders' Equity                        4,575
                                                      ===========

See Notes to Consolidated Financial Statements

                       SPECTRUM BRANDS CORPORATION
                   (formerly NETWEB ONLINE.COM, INC.)
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended   Nine Months Ended
                                     June 30,             June 30,
                                2000          2001    2000        2001
                                ____          ____    ____        ____


Sales                        $       -     $       -  $       -   $       -

Cost of goods sold
                             _________     _________  _________   _________

Gross profit

Operating expenses              33,566        18,141     99,543      37,311
                             _________     _________  _________   _________
Income (loss) from
 operations                    (33,566)      (18,141)   (99,543)    (37,311)
                             _________     _________  _________   _________

Other income (expense):

  Interest expense
  Income from forfeiture                                             25,000
  Realized loss on investment                                        (2,500)
                             _________     _________  _________   _________
                                                                     22,500
                             _________     _________  _________   _________

Discontinued Operations
  Loss from operation of
   discontinued golf
   business                    (27,891)                 (27,891)
  Loss on disposal of
   golf related assets         (19,759)                 (19,759)
                             _________     _________  _________   _________
                               (47,650)                 (47,650)
                             _________     _________  _________   _________

Income (loss) before provision
 for income taxes              (81,216)      (18,141)  (147,193)    (14,811)

Provision for income tax             -             -          -           -
                             _________     _________  _________   _________

Net income (loss)            $ (81,216)    $ (18,141) $(147,193)  $ (14,811)
                             _________     _________  _________   _________
Other comprehensive
income (loss), net of tax:
  unrealized loss on
  available-for-sale
  securities                                                         (3,000)
                             _________     _________  _________   _________

Comprehensive income (loss)  $ (81,216)    $ (18,141) $(147,193)  $ (17,811)
                             =========     =========  =========   =========

Net income (loss) per share
(Basic and fully diluted)
   Continuing operations     $( .0075)     $ ( .04)   $(  .58)    $ ( .04)
   Discontinued operations    ( .0106)                 (  .28)
                             _________     _________  _________   _________
   Net loss per share        $( .0181)     $ ( .04)   $(  .86)    $ ( .04)

Weighted average number of
common shares outstanding      224,354       459,835    170,464     385,133
                             =========     =========  =========   =========

See Notes to Consolidated Financial Statements

                    SPECTRUM BRANDS CORPORATION
                (formerly NETWEB ONLINE.COM, INC.)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                Nine Months Ended
                                                     June 30,
                                                2000          2001
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $(147,193)    $ (17,811)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Loss on sale of assets                   19,759
       Prepaid expenses                         (5,811)
       Inventories                              51,830
       Receivables                               1,250
       Trademarks and web site costs            61,656
       Other assets                            181,791
       Accounts payable                          3,459        14,105
       Other payables                          (75,000)
       Unrealized loss on securities                           3,000
       Option loss                                             2,500
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                   91,741         1,794
                                             _________     _________

Cash Flows from Investing Activities:

     Purchase of fixed assets                  (17,000)
                                             _________     _________
         Net cash provided
         by (used for)
         investing activities                  (17,000)
                                             _________     _________

Cash Flows from Financing Activities:

     Sales of common and preferred stock       125,223
     Proceeds from notes receivable            143,500
     Shares retired in connection with
       Sale of golf related assets            (336,602)
                                             _________     _________
         Net cash provided
         by (used for)
         financing activities                  (67,879)
                                             _________     _________

Net Increase (Decrease) In Cash                  6,862         1,794

Cash At The Beginning Of The Period                883         2,281
                                             _________     _________

Cash At The End Of The Period                $   7,745     $   4,075
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

See Notes to Consolidated Financial Statements

                        SPECTRUM BRANDS CORPORATION
                     (formerly NETWEB ONLINE.COM, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED JUNE 30, 2001

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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the nine month period ended
June 30, 2001 are not necessarily indicative of operating results to be expected for a full year.

NOTE  2      SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business
--------
NetWeb Online.Com, Inc. (the "Company") was incorporated, in the State of Texas, under the name GEAC, Inc., on November 5, 1997. In July, 1999, the name was changed to The Golfing Network.Com, Inc. In December 1999, in conjunction with the acquisition of NetWeb Online.Com, Inc., the Company changed to that name. On May 15, 2001, the Company merged with a wholly owned subsidiary named Spectrum Brands Corporation in a 1 for 20 common share exchange (7,590,478 of the Company's common shares became 379,524 common shares of Spectrum Brands Corporation). Spectrum Brands Corporation, a Florida corporation was the surviving entity and is referred to hereafter as "the Company". Spectrum Brands Corporation had no assets, liabilities or operations prior to the merger.


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

                          SPECTRUM BRANDS CORPORATION
                       (formerly NETWEB ONLINE.COM, INC.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 2001

NOTE  2      SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED


Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Spectrum Brands Corporation and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

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

                           SPECTRUM BRANDS CORPORATION
                       (formerly NETWEB ONLINE.COM, INC.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 2001


NOTE  3      INCOME  TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At June 30, 2001 the Company had approximately $440,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2018. A deferred tax asset has been offset by a 100% valuation allowance.
The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:



                                      June 30,
                                        2001

                                   --------------
Deferred tax liability             $           -
Deferred tax asset arising from:
  Net operating loss carryforwards       173,228
                                   --------------
                                         173,228
Valuation allowance                     (173,228)
                                   --------------

Net Deferred Taxes                 $           0
                                   ==============

Income taxes at federal and state statutory rates are reconciled to the Company's actual income taxes for the nine months ended June 30, 2001 as follows:


                                        June 30,
                                          2001
                                     --------------

Tax at federal statutory rate (34%)  $      (6,168)
State income tax (5%)                         (907)
Change in valuation allowance                7,075
                                     --------------

Income Tax Expense                   $           0
                                     ==============

                          SPECTRUM BRANDS CORPORATION
                       (formerly NETWEB ONLINE.COM, INC.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 2001


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

NOTE  5      SUBSEQUENT  EVENTS

On April 4, 2001, the Company signed an agreement to acquire all of the outstanding shares of Micro Bytes Computer Centers, Inc., a computer parts retailer, in exchange for 120,476 common shares of the Company, with said agreement to be closed after September 30, 2001. The Company has issued and is holding in escrow 120,476 common shares with which to close the acquisition.

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

On May 15, 2001, the Company merged with a wholly owned subsidiary named Spectrum Brands Corporation in a 1 for 20 common share exchange (7,590,478 of the Company's common shares became 379,524 common shares of Spectrum Brands Corporation). Spectrum Brands Corporation, a Florida corporation was the surviving entity and is referred to hereafter as "the Company". Spectrum Brands Corporation had no assets, liabilities or operations prior to the merger.


Item  3.    Defaults  Upon  Senior  Securities.

            None.

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.

            Merger with Spectrum Brands Corporation on May 15, 2001.

Item  5.    Other Information.

            None

Item  6.    Exhibits  and  Reports  on  Form  8-K.

A.          Exhibits

            -- Incorporated by reference. Stock Purchase Agreement between NetWeb Online, Inc. as purchaser, and David W. Larry, sole shareholder of Micro Bytes Computer Centers, Inc., Seller, dated April 4th, 2001, filed with Information Statement on April 14, 2001.


B.          Reports on Form 8-K

            There were no reports on Form 8-K during the nine months ended June 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        SPECTRUM BRANDS CORPORATION
                                        (formerly NETWEB ONLINE.COM, INC.)

                                        By  /s/  Harvey  Judkowitz
                                        -------------------------
                                        Harvey  Judkowitz
                                        Chairman  and  CEO
Date: August 9, 2001