Form 10KSB
period 2001-09-30
SPECTRUM BRANDS CORP
filed 2002-01-28
CIK 1102119

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

                         Commission file number 0-28833

                           ---------------------------

                           SPECTRUM BRANDS CORPORATION
                 ( Name of Small Business Issuer in its Charter)

          Florida                                        65-1098382
          -------                                        ----------
 (State of Incorporation)                   (IRS Employer Identification Number)

300 Vanderbilt Motor Parkway, Suite 200, Hauppauge, New York            11788
- ------------------------------------------------------------            -----
       (Address of principal executive offices)                       (Zip Code)


Issuer telephone number, including area code: (631) 439-6884

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share Title of Class

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the fiscal year ended September 30, 2001:
$25,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $662,187 as of January 11, 2002 based on the closing price of the Common Stock on the OTC Bulletin Board on such date. Shares held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of January 24, 2002, there were 14,277,342 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes  [ ]  No  [X]

         Documents Incorporated by Reference:   None

                           Spectrum Brands Corporation
                                   Form 10-KSB

                                Table of Contents

                                                                           Page
                                                                           ----

PART I

ITEM 1.    DESCRIPTION OF BUSINESS                                           1

ITEM 2.    DESCRIPTION OF PROPERTY                                           4

ITEM 3.    LEGAL PROCEEDINGS                                                 4

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               5

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER                  5
           MATTERS

ITEM 6:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         6

ITEM 7.    FINANCIAL STATEMENTS                                              6

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                               7

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                 7

ITEM 10.   EXECUTIVE COMPENSATION                                            8

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                    9

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    9

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K                           10

                                EXPLANATORY NOTE

         In October 2001, the Company's Board of Directors appointed Michael J. Burns as the Company's President, Secretary, and Treasurer, and as a member of the Board of Directors, and the then present officers and directors of the Company resigned from their positions. Given the change in management, there may be information that is required to be included in this Form 10-KSB that rests within the knowledge of persons no longer affiliated with the Company. The Company has sought to obtain information regarding the Company from such persons, and it is the Company's understanding that such persons have provided the Company with information reasonably available to them. The information contained in this Form 10-KSB is based on information known or reasonably available to the Company.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         Spectrum Brands Corporation (the "Company") originally was incorporated in the State of Florida on October 3, 2000 under the name NetWeb Communications Corporation. A subsequent amendment to the Company's certificate of incorporation on April 3, 2001 resulted in a change to the current name. Prior to May 15, 2001, the Company was an inactive wholly-owned subsidiary of NetWeb OnLine.Com Inc., a Texas corporation ("NetWeb-Texas"). On May 15, 2001, NetWeb-Texas merged into the Company, with the Company being the surviving entity.

         NetWeb-Texas was incorporated in Texas under the name GEAC, Inc. on November 5, 1997. It changed its name to The Golfing Network.com Inc. on July 26, 1999, and changed its name to NetWeb On-line.com Inc. on December 14, 1999. On December 10, 1999, NetWeb-Texas formed a wholly-owned Florida subsidiary named The Golfing Network.Com Inc. ("TGNC-Florida"). NetWeb-Texas transferred all of the assets related to its "WonderStick" golf training aid and golf related Internet sites to TGNC-Florida. In June 2000, NetWeb-Texas transferred all of the shares of TGNC-Florida to the two founders of NetWeb-Texas, Bryan Efimov and Theodore Efimov, in exchange for their shares of common stock and preferred stock of NetWeb-Texas. Both of the founders simultaneously resigned as officers and directors of NetWeb-Texas and severed their relationship with NetWeb-Texas.

         On December 13, 1999, NetWeb-Texas purchased all the outstanding shares of NetWeb OnLine.Com Inc., a Florida corporation ("NetWeb-Florida"), in exchange for the issuance of 2,300,000 shares of common stock and 700,000 shares of Series I Preferred Stock to the shareholders of NetWeb-Florida. NetWeb-Florida was a development stage company whose sole business activities had been the purchase of Internet world wide web addresses ("URLs") and related web sites. In addition, NetWeb-Florida held a license to use the service mark "The Fans Choice," and held shares of www.SpectraTV.Net, Inc., a now abandoned Florida corporation. NetWeb-Florida and the Company owned and operated the following domain names: fanvote.com, mallconcepts.com, netwebcollectibles.com, classics4lease.com, AmericasHeroes.com, Roswell2space.com, Expo-NewProduct.com, and Netwebonline.com. Due to its inability to raise working capital during the fiscal year ended September 30, 2001, however, the Company was forced to cease the development of all of its website projects.

         Effective October 1, 2001, all of the Company's assets including its operating websites, URLs, and service marks, were transferred to NetWeb-Florida, and all of the issued and outstanding shares of NetWeb-Florida were then exchanged with Concept Innovations Inc., a Florida corporation ("Concept"), for 250,000 shares of Concept's common stock. Concept further agreed to assume all unpaid debts, obligations and liabilities of the Company related to NetWeb-Florida. Simultaneously, the Board of Directors declared a dividend of the 250,000 shares of Concept to the Company's shareholders of record on September 30, 2001, with the proviso that such shares shall not be distributed until there is an effective registration statement covering such distribution, or such distribution can be made pursuant to a valid exemption from registration.

BUSINESS OF ISSUER

History

         The Company was formed to manufacture, market, promote and distribute the "WonderStick" golf swing training aid and other golf related products and services. In 1999, however, the focus of the Company's business began to shift to the development and operation of proprietary commercial websites. This change led to the purchase of the assets of NetWeb-Florida in December 1999, and ultimately to the sale of the Company's golf-related assets in June 2000. In August 2001, the Company planned to acquire Micro Bytes Computer Centers Inc. ("Micro Bytes"), and to expand its services to include the construction of computer hardware systems. The Board of Directors of the Company, however, terminated the acquisition having determined that the Micro Bytes transaction was not economically viable and would not have enhanced shareholder value. During the year ended September 30, 2001, the Company was forced to cease operations of its websites due to inadequate working capital, and eventually all of its URLs were sold to Concept in October 2001.

         The Company's subsequent business plan has been to locate and consummate the acquisition of target companies and business opportunities. The Company has focused on companies actively engaged in business operations and does not intend to limit potential opportunities to any particular field or industry. Recently, the Company has sought to explore opportunities in the private and public security industry through its newly-formed, wholly-owned subsidiary, Spectrum Homeland Security Solutions, Inc.("Spectrum Homeland"). Spectrum Homeland was created to focus on the development and distribution of products related to personal, corporate and governmental security and the prevention of bio-terrorism, cyber-terrorism, and computer network hacking.

         In November 2001, Spectrum Homeland entered into an agreement with Spectronics Corporation to develop and market a line of ultraviolet light sterilization devices for commercial and residential applications. In November 2001, the Company also signed a six-month exclusive distribution agreement with Spectronics Corporation for the DeGERMinator -- a hand held instrument that uses ultraviolet radiation to kill or render harmless many germs, viruses, microorganisms, and other pathogens. On December 6, 2001, Spectrum Homeland was notified by Spectronics that Spectrum Homeland was in default of the exclusive distribution agreement for failure to secure its order, and that if Spectrum Homeland did not cure the default, Spectronics would have the right to terminate the exclusive distribution agreement as of January 5, 2002. To date, Spectrum Homeland has not received any notice from Spectronics Corporation that it has exercised its right to terminate the exclusive distribution agreement. Spectrum Homeland is assessing the nature and extent, if any, of its commercial relationship with Spectronics going forward.

         On December 4, 2001, Spectrum Homeland entered into a letter of intent to acquire Llewellyn Security ("Llewellyn"), a Canadian company specializing in canine security and detection for drugs and explosives. Through the acquisition, Spectrum Homeland intended to offer services in the United States such as security dogs, security officers, security consulting, K9 patrol teams, canine drug and alcohol detection teams, canine explosives detection, and corporate and personal protective services. The letter of intent expired on December 21, 2001. Spectrum Homeland has not determined whether it will seek to revive the transaction with Llewellyn. If it does, there can be no assurance that Llewellyn will be receptive to any overture by the Company, or that the Company will be able to raise the capital necessary to complete the acquisition.

         The Company intends to continue to explore and pursue business opportunities.

Research and Development

         During the last two completed fiscal years, the Company has not expended any funds for research and development.

Environmental laws

         The Company has not expended, nor has it been required to expend, any monies to comply with environmental laws.

Employees

         With the exception of its sole executive officer, the Company does not currently have any employees and has no plans for retaining employees until such time as the Company's business warrants such expenses or until the Company has successfully consummated the acquisition of an operating target company or other business opportunity.

Forward Looking Statements; Risk Factors

         This Annual Report on Form 10-KSB and other reports, releases, and statements (both written and oral) issued by the Company and its officers from time to time may contain statements concerning the Company's future results, future performance, intentions, objectives, plans, and expectations that are deemed to be "forward-looking statements." Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed below and in "Management's Discussion and Analysis or Plan of Operation." In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

         The risks presented below may not be all of the risks the Company may face. These are the factors that the Company believes could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on the Company's business and financial performance. The Company is in a process of development and its undertakings are often very competitive and may change rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

         The Company has a limited operating history and its plan of operation is speculative. The Company faces many of the risks of a development company, and many of the special risks inherent in the investigation of a new business. Moreover, the Company has no significant assets and limited financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues until the acquisition of a business opportunity. This may result in the Company incurring a net operating loss that will increase until the Company is able to consummate the acquisition of a profitable business opportunity. There is no assurance that the Company will be able to identify such a business opportunity and consummate such an acquisition on terms favorable to the Company or at all.

         The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth, or other criteria which it will require a target company to have achieved prior to making an acquisition. Accordingly, the Company may acquire a target company having characteristics that are indicative of development stage companies - i.e., no significant operating history, losses, limited or no potential for earnings, limited assets, or negative net worth. While management intends to seek a business opportunity with an established operating history, the Company may not be successful in locating such a candidate. In the event the Company consummates an acquisition, the success of the Company's operations may be dependent upon legacy management of the acquired company and numerous other factors beyond the Company's control.

          An acquisition may result in a change in control and management of the Company. An acquisition involving the issuance of the Company's securities may result in stockholders of the acquired company obtaining a controlling interest in the Company. Any such acquisition may require management of the Company to sell or transfer all, or a portion of, the Company's securities held by them, resign from their positions with the Company, or reduce their participation in the future affairs of the Company. Such change in control is likely to occur without the vote or consent of the stockholders of the Company.

         The terms of an acquisition could severely dilute the stockholders ownership interests. In connection with an acquisition, the Company may be required to issue securities to stockholders of a target company, or to issue securities to finance the acquisition. In either case, the Company's stockholders may experience dilution, and the securities issued may have rights, preferences and privileges senior to those of the Common Stock. If capital is raised through a debt financing with financial institutions, the Company would likely become subject to restrictive covenants relating to its operations and finances.

         The Company's sole officer and director currently controls approximately 42% of the Common Stock. Michael Burns, the Company's sole officer and director, presently owns 6,000,000 shares of Common Stock (approximately 42% of the Common Stock currently outstanding). As such, Mr. Burns will have a significant voice in all matters submitted to stockholders for approval and in the Company's management and affairs.

         The Company is at a disadvantage with its competitors in its search for business opportunities. The Company will compete with numerous other companies seeking operating companies and other business opportunities. A large number of established and well-financed entities, including venture capital firms, are actively pursuing financing transactions and business combinations with companies that might also be desirable business opportunities for the Company. Many of these entities may have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company is at a competitive disadvantage in identifying possible business opportunities and successfully completing target acquisitions. Furthermore, upon the acquisition of a business opportunity, the Company will compete with other companies in that industry offering competing or comparable products and services.

         An acquisition could result in a lack of diversification and increased risks. If the Company is successful in acquiring a target company, it is likely that the Company's activities will be limited to those engaged in by the target company. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         Governmental regulations can impact an acquisition. The acquisition of a target company may be effected by the pertinent laws of Florida and the state of the target's formation. Such laws may present restrictions on the transfer of assets and may also require certain corporate procedures to be followed. Furthermore, any shares that may be issued by the Company in connection with an acquisition will be required to be registered under the Securities Act of 1933, as amended (the "Securities Act"), or be exempt from such registration. Once a business opportunity has been acquired, the Company also will be required to comply with any government regulations pertaining to the target company and its products and services.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company does not currently own any real property. Prior to October 29, 2001, the Company's executive offices were located at 1450 S. Dixie Highway, Suite 101-A, Boca Raton, Florida 33432 under an office sharing arrangement for a nominal rental fee. On October 29, 2001, the Company established its principal executive offices at 300 Vanderbilt Motor Parkway, Suite 200, Hauppauge, New York 11788, pursuant to a month-to-month lease.


ITEM 3.  LEGAL PROCEEDINGS

         On December 11, 2001, the United States Securities and Exchange Commission (the "SEC") brought a civil action against the Company, Michael Burns, and three other individuals in the United States District Court for the Eastern District of New York. The SEC alleges that the defendants (a) misrepresented to the public that Mr. Burns was in charge of the Company when, in fact, it was controlled by a group of stock promoters, and (b) misrepresented to the public that a device marketed by the Company called the DeGERMinator was capable of wiping out anthrax when, in fact, it had not been shown to be effective against anthrax spores. In addition, the SEC alleges that the promoters engaged in a series of transactions designed to create artificial volume in the market for the Company's stock, and sold stock into the inflated market. The Commission charged the defendants with violations of Section 17(a) of the Securities Act, and Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 thereunder, and is seeking permanent injunctions, restitution, disgorgement of ill-gotten gains with prejudgment interest, and civil penalties from all of the defendants. The SEC also is seeking to permanently bar Mr. Burns from serving as an officer or director of a publicly traded company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Common Stock is traded on the OTC Bulletin Board under the trading symbol "SPBR." Prior to May 2001, the Common Stock traded on the OTC Bulletin Board under the symbol "NWOL." The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. The high and low quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                               High             Low
                                                               ----             ---
        Fourth quarter ended September 30, 2001              $1.50(1)          $0.75(1)
        Third quarter ended June 30, 2001                    $1.75(1)          $0.06
        Second quarter ended March 31, 2001                   $0.15            $0.062
        First quarter ended December 31, 2000                 $0.125           $0.07

        Fourth quarter ended September 30, 2000               $0.375           $0.10
        Third quarter ended June 30, 2000                     $1.375           $0.25
        Second quarter ended March 31, 2000(2)                $1.375           $1.25

(1) Reflects the issuance of one share of common stock of the Company for each twenty shares of common stock of NetWeb-Texas in connection with the merger of NetWeb-Texas into the Company.

(2) The Common Stock began trading on the OTC Bulletin Board during the quarter ended March 31, 2000.

HOLDERS

         As of January 11, 2002, there were approximately 117 record holders of the Common Stock.

DIVIDENDS

         The Company has never declared or paid cash dividends on its Common Stock, and it has no current intention of paying any cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         During the fiscal year ended September 30, 2001, management's business plan was limited to seeking out potential acquisitions of one or more companies with operating revenues, without regard to specific industry sectors. The Company has sought financing in the form of equity, debt or strategic partnering to carry out its business plan and enhance shareholder value. The Company, however, has remained in a development stage with very limited assets, capital and operating expenses, and no established recurring source of revenue or income. Consequently, the following discussion of the Company's proposed business is purposefully general and is not meant to be restrictive of the Company's discretion to search for business opportunities.

         Until a business opportunity has been targeted, the Company's cash requirements will be minimal. The Company may attempt to raise additional capital in connection with an acquisition in the next twelve months. Prior to the consummation of an acquisition, the Company does not expect to acquire any plant or significant equipment, or to perform any significant product research and development.

         The Company has sought to acquire assets or shares of an entity actively engaged in a business that generates revenues in exchange for cash or the Company's securities. The Company anticipates that business opportunities will be referred by various sources, including its management, stockholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. Once a business opportunity has been targeted, the Company could incur significant legal and accounting costs in connection with the consummation of the acquisition.

         The Company's potential success is heavily dependent on the Company's management, which has discretion in searching for and entering into an acquisition. There can be no assurance that the Company's management will have any experience in the proposed future business of the Company. In analyzing prospective business opportunities, management will review the operations of the business opportunity and focus on such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) the history of operations; (iv) prospects for the future;
(v) nature of present and expected competition; (vi) the quality, experience, and the depth of management services which may be available; (vii) potential for further research, development, or exploration; (viii) risk factors which may be anticipated to impact the proposed activities of the Company; (ix) potential for growth, expansion or profit; (x) perceived public recognition or acceptance of products, services, or trades; (xi) name identification; and (xii) other relevant factors.

         The Company anticipates that the selection of a business opportunity in which to participate could be complex and extremely risky. Due to general economic conditions, rapid technological advances in some industries, and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits include facilitating or improving the terms on which additional equity financing may be sought, and providing liquidity (subject to restrictions of applicable statutes) for stockholders and option holders. Available business opportunities may occur in different industries and at various stages of development, all of which will make the task of comparative investigation and the analysis of such business opportunities difficult and complex.

         In implementing a structure for a particular business opportunity, the Company may become a party to a merger, consolidation, reorganization, strategic alliance, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. Upon the consummation of an acquisition, the present management and stockholders of the Company may lose control of the Company. The director of the Company may, as part of the terms of the acquisition, sell his stock in the Company, or resign and be replaced by new directors without a vote of the Company's stockholders.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included herewith commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's Form 10-QSB for the quarter ended March 31, 2000, and the Information Statement on Schedule 14C filed by the Company on April 25, 2001, each contained a disclosure regarding a change in the Company's certifying accountants from King, Griffin & Adamson, P.C. located in Dallas, Texas, to Sewell & Company, P.A. ("Sewell") located in Hollywood, Florida.

         On April 30, 2001, the Company filed a Form 10-QSB which contained a disclosure regarding a change in the Company's certifying accountants from Sewell to Ronald R. Chadwick, P.C. located in Aurora, Colorado.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS,  EXECUTIVE  OFFICERS AND PROMOTERS AND CONTROL PERSONS

         Currently, the Company's executive officers and directors are as follows:

         NAME              AGE     POSITION
         ----              ---     --------

         Michael J. Burns   36     President, Secretary, Treasurer, and sole
                                   Director

         Michael Burns has served as the Company's President, Secretary, Treasurer, and sole member of the Board of Directors since October 24, 2001. Since November 2000, Mr. Burns has been Manager in a telecommunications company providing computer migration, problem solving, security and e-commerce. From 1999 to 2000, Mr. Burns was President and director of ECOM Digital Properties, Inc., a development stage, e-commerce, reporting company located in Port Washington, New York. From 1996 to 1999, Mr. Burns was Manager, Information Technology and Service for Barnes & Noble. Prior to 1996 Mr. Burns was a Manager of Prudential Securities, engaged in information services and security. Mr. Burns holds a B.S. in Computer Science from St. John's University. Mr. Burns is subject to a pending criminal proceeding in the United States District Court for the Eastern District of New York in which he is accused, together with others, of knowingly and willfully conspiring directly and indirectly to use and employ manipulative and deceptive devices and contrivances in contravention of Rule 10b-5 promulgated under the Exchange Act. Mr. Burns has advised the Company that he intends to contest these charges.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to
Section 12 of the Exchange Act are required to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the SEC. Copies of those reports also must be furnished to the Company. Based solely on a review of copies of the reports furnished to the Company, the Company believes that during the fiscal year ended September 30, 2001, the reporting persons complied with all such filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

           The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and to each of its other executive officers, other than the Chief Executive Officer, who received salary and bonus payments in excess of $100,000 during the year ended September 30, 2001 (collectively, the "Named Executive Officers").

                          Summary of Compensation Table
                                                                                          Long Term Compensation
                                              Annual Compensation                    Awards                     Payouts
                                              -------------------                    ------                     -------
                                                                                           Securities
           Name and                                              Other                     Underlying        LTIP     All Other
          Principal                       Salary      Bonus      Annual       Restricted  Options/SARs      Payout      Comp.
           Position             Year       ($)         ($)        Comp.      Stock Award       (#)            ($)
           --------             ----       ---         ---        -----      -----------       ---            ---
  Harvey Judkowitz,
  Chairman of the Board of      2001        --         --                          --           100,000(2)    --          --
  Directors and Chief           2000        --         --           --             --               --        --          --
  Executive Officer(1)          1999        --         --           --             --               --        --          --

(1) Mr. Judkowitz resigned from all of his positions as an officer and director of the Company effective October 24, 2001.

(2) Represents shares of Common Stock underlying immediately exercisable stock options. The options were originally granted at an exercise price of $1.00. The options were repriced on October 22, 2001.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding the options granted by the Company during the fiscal year ended September 30, 2001 to each of the Named Executive Officers.


                                    Number of
                                   Securities         Percent of Total
                                   Underlying        Options/SARs granted      Exercise or
          Name and Principal      Options/SAR's      to Employees in Fiscal     Base Price    Market Price on
              Positions           granted (#)(2)             Year                ($/Sh)        date of grant       Expiration Date
              ---------           --------------             ----                ------        -------------       ---------------
       Harvey Judkowitz,             100,000                33.34%               $0.10(3)         $1.50(4)         August 31, 2006
          Chairman of the
          Board of Directors
          and Chief Executive
          Officer(1)

(1) Mr. Judkowitz resigned from all of his positions as an officer and director of the Company effective October 24, 2001.

(2) Represents shares of Common Stock underling immediately exercisable stock options.

(3) The options were originally granted at an exercise price of $1.00. The options were repriced on October 22, 2001.

(4) No shares traded on the grant date. The market price is based on the closing price of the Common Stock on August 15, 2001, the latest day prior to the grant on which the Common Stock traded.


DIRECTOR COMPENSATION

         Currently, the Company does not compensate its directors for their services in such capacity. During the fiscal year ended September 30 2001, Harvey Judkowitz, Paul Galant, and David Larry, the then members of the Company's Board of Directors, each received options to purchase 100,000 shares of Common Stock.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information, as of January 15, 2002, regarding beneficial ownership of the Common Stock by:

         o each stockholder known by the Company (based on statements filed under Sections 13(d) or 13(g) of the Exchange Act) to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock;

         o        each director of the Company;

         o        each Named Executive Officer; and

         o all of the Company's current executive officers and directors as a group.

                                            Number of Shares Beneficially
Name and Address of Beneficial Owner                    Owned(1)           Percent of Class(1)
- ------------------------------------        -----------------------------  -------------------
Michael J. Burns                                       6,000,000                   42%
c/o Spectrum Brands Corporation
300 Vanderbilt Motor Parkway, Suite 200
Hauppauge, New York

Harvey Judkowitz (2)                                      50,000
10220 S.W. 124th St.                                                                *
Miami, Florida 33176

All executive officers and directors as a group        6,000,000                   42%
(1 person)

         *        Less than 1%.

         (1) Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

         (2) Harvey Judkowitz resigned from all of his positions as an officer and director of the Company effective October 24, 2001.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On January 8, 2001, the Company issued 1,200,000 shares of Common Stock to Paul Galant in payment for loans due in the amount of approximately $12,000. At the time of the transaction, Mr. Galant was the Secretary, Treasurer and a director of the Company.

         Effective October 1, 2001, all of the Company's assets including its operating websites, URLs, and service marks, were transferred to NetWeb-Florida, and all of the issued and outstanding shares of NetWeb-Florida were then exchanged with Concept Innovations Inc., a Florida corporation ("Concept"), for 250,000 shares of Concept's common stock. Concept further agreed to assume all unpaid debts, obligations and liabilities of the Company related to NetWeb-Florida. Concept is owned and operated by Paul Galant. At the time of the transaction, Mr. Galant was an officer and director of the Company.

         On October 24, 2001, the Company's Board of Directors appointed Michael
J. Burns as the Company's President, Secretary, and Treasurer, and as a member of the Board of Directors, and the then present officers and directors of the Company resigned from their positions. Concurrently, with his appointments, Mr Burns was issued 1,000,000 pre-stock split shares of Common Stock.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

EXHIBITS

         The following exhibits are filed as part of this Report:

         Exhibit
         Number                     Document
         ------                     --------

           3.1         Certificate of Incorporation, as amended (1)
           3.2         Bylaws (2)
           10.1        2001 Stock Incentive Plan (3)
           21.1        List of Subsidiaries
           23.1        Consent of Sewell and Company, PA
           23.2        Consent of Ronald R. Chadwick, P.C.


(1) Incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-69814)

(2) Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-69814)

(3) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-69814)


REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K for the quarter ended September 30, 2001.

                           Spectrum Brands Corporation
                        CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

                                TABLE OF CONTENTS


         Independent Auditors' Reports                                       F-2

         Consolidated  Balance Sheets                                        F-4

         Consolidated Statements of Operations                               F-5

         Consolidated Statements of Stockholders' Equity (Deficit)           F-6

         Consolidated Statements of Cash Flows                              F-10

         Notes to Consolidated Financial Statements                         F-12

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Spectrum Brands Corporation
  (NetWeb Online.Com Inc.)

We have audited the accompanying balance sheet of NetWeb OnLine.Com Inc. as of September 30, 2000 and the related statement of operations, changes in shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetWeb OnLine.Com Inc. as of September 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

SEWELL AND COMPANY, P.A.

Hollywood, Florida
November 30, 2000

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors
Spectrum Brands Corporation
Hauppauge, New York

I have audited the accompanying consolidated balance sheet of Spectrum Brands Corporation as of September 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Spectrum Brands Corporation as of September 30, 2000 were audited by other auditors whose report, dated November 30, 2000, contained a going concern paragraph.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Corporation as of September 30, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



RONALD R. CHADWICK, P.C.


Aurora, Colorado
November 20, 2001

                          SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 2001


                                          2000        2001
                                         ------     --------
                         ASSETS
                         ------


Current assets
  Cash                                   $2,281     $    192
  Investments                             6,000            -
                                         ------     --------
Total current assets                      8,281          192

                                         ------     --------
Total Assets                             $8,281     $    192
                                         ======     ========



                                                       2000        2001
                                                   ----------   -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------


Current liabilities
  Accounts payable                                   $  15,545   $   14,550
  Accrued payables - related parties                         -        4,100
                                                     ---------   ----------
Total current liabilities                               15,545       18,650

                                                     ---------   ----------

Stockholders' equity
  Preferred stock, $0.001 par value, 5
   million shares authorized,
    Series I convertible 13,940 and 0
     shares issued and outstanding                          14            0
  Common stock, $0.001 par value, 45 million
   shares authorized, 317,433 and
   499,983 issued and outstanding                          317          499
  Additional paid in capital                           428,269      638,101

  Accumulated other comprehensive loss                  (6,500)           -

  Accumulated deficit                                 (429,364)    (657,058)
                                                     ---------   ----------
  Stockholders' equity                                  (7,264)     (18,458)
                                                     ---------   ----------

Total Liabilities and Stockholders' Equity           $   8,281   $      192
                                                     =========   ==========



See notes to consolidated financial statements.

                          SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 2001

                                                            2000           2001
                                                       ---------      ---------
Revenue                                                $      --      $  25,000

Expenses
  General and administrative                             122,672        240,194
  Realized losses on investments                           4,500         12,500
                                                       ---------      ---------
                                                         127,172        252,694
                                                       ---------      ---------
Loss from continuing operations                         (127,172)      (227,694)

Discontinued operations
  Loss from operation of discontinued golf
   business                                              (27,891)
                                                       ---------      ---------
                                                         (27,891)
                                                       ---------      ---------

Net loss                                               $(155,063)     $(227,694)
                                                       =========      =========

Basic and fully diluted
net loss per common share
  Loss from continuing operations                      $ (0.5544)     $ (0.5495)
  Discontinued operations                                (0.1216)            --
                                                       ---------      ---------
  Net loss per common share                            $ (0.6760)     $ (0.5495)
                                                       =========      =========
Weighted average number of common
shares outstanding                                       229,367        414,362



See notes to consolidated financial statements.

                          SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED SEPTEMBER 30, 2000 AND 2001

                                                                     ADDITIONAL
                                       PREFERRED STOCK              COMMON STOCK (1)          PAID IN
                                     SHARES       AMOUNT         SHARES        AMOUNT         CAPITAL
                                     ------       ------         ------        ------         -------
Balance October 1, 1999             228,966    $       229        202,922    $       202    $ 1,125,143

Shares issued in
 connection with the
 purchase of the
 website E-trade
 golf.Com on December 6, 1999        33,737             34                                       67,439

Shares contributed in
 connection with the
 acquisition of NetWeb
 OnLine.Com, Inc. on
 December 13, 1999                                                (86,050)           (86)            86

Shares issued in
 connection with the
 acquisition of NetWeb
 Online.Com, Inc. on
 December 13, 1999                  700,000            700        115,500            116         56,934

Payments received on
 subscriptions
 receivable, including
 the reduction of
 exercise price, on
 June 30, 2000                                                                                 (485,595)

Shares retired in
 conjunction with
 disposition of golf
 related net assets on
 June 30, 2000                     (215,026)          (215)       (25,000)           (25)      (336,362)

Conversion of
 preferred stock to
 common stock on
 August 30, 2000                   (733,737)          (734)       110,061            110            624
                                   --------    -----------        -------    -----------    -----------
Balance, September 30, 2000          13,940    $        14        317,433    $       317    $   428,269
                                   ========    ===========        =======    ===========    ===========

See notes to consolidated financial statements.

                          SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                     YEARS ENDED SEPTEMBER 30, 2000 AND 2001

                                                    ACCUMULATED
                              SUBSCRIPTIONS            OTHER
                                 AND NOTES          COMPREHENSIVE        ACCUMULATED         COMPREHENSIVE
                                RECEIVABLE              LOSS                DEFICIT               LOSS
Balance October 1, 1999         $(634,000)           $      --            $(274,301)           $      --

Payments received on
 subscriptions
 receivable, including
 the reduction of
 exercise price, on
 June 30, 2000                    629,095                                                             --

Payments received on
 subscriptions receivable
 including the reduction
 of exercise price, on
 September 30, 2000                 4,905

Net Loss                                                                   (155,063)            (155,063)

Unrealized loss on
 marketable securities                                  (6,500)                                   (6,500)

                                                                                               $(161,563)
                                ---------------------------------------------------            =========
Balance, September 30, 2000     $      --            $  (6,500)           $(429,364)
                                ===================================================


See notes to consolidated financial statements.

                          SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(Continued)
                    YEARS ENDED SEPTEMBER 30, 2000 AND 2001



                                                                        ADDITIONAL
                             PREFERRED STOCK         COMMON STOCK        PAID IN
                           SHARES      AMOUNT    SHARES (1)    AMOUNT    CAPITAL
                           ------      ------    ----------    ------    -------
Balance October 1,
 2000                      13,940     $  14      317,433      $   317  $ 428,269

Compensatory stock
  Issuance                                        60,000           60      9,940

Conversion of preferred
  series I to common      (13,940)      (14)       2,091            2         12

Issuance of stock to
  escrow account                                 120,467          120       (120)

Issuance of stock options
  for services                                                           200,000

Fractional shares                                     (8)
                         -------------------------------------------------------
Balance September 30,
  2001                         --     $  --       499,983          499   638,101
                         =======================================================

See notes to consolidated financial statements.

                           SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(Continued)
                     YEARS ENDED SEPTEMBER 30, 2000 AND 2001


                                        ACCUMULATED
                         SUBSCRIPTIONS     OTHER
                          AND NOTES    COMPREHENSIVE   ACCUMULATED   COMPRE.
                          RECEIVABLE        LOSS         DEFICIT      LOSS


Balance October 1,
 2000                     $      --      $ (6,500)      $(429,364) $       --

Unrealized loss on
  marketable securities                    (3,000)                     (3,000)

Realized loss
  on securities                             9,500                       9,500

Net gain (loss)                                          (227,694)   (227,694)
                          ---------------------------------------------------
                                                                     (221,194)
                                                                     ========
Balance September 30,
  2001                    $      --     $      --      $ (657,058)
                          ========================================


(1) As restated for 20 for 1 share exchange between NetWeb Online.com Inc. and Spectrum Brands Corporation on May 15, 2001.

See notes to consolidated financial statements.

                          SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 2001


                                                          2000           2001
                                                       ---------      ---------
Cash flows from operating activities:
  Net loss                                             $(155,063)     $(227,694)
                                                       ---------      ---------

Adjustments to reconcile net loss to net cash used by operating activities:

 Realized losses on investments                            4,500         12,500
 Increase (decrease) in accounts payable                  20,556           (995)
 Increase (decrease) in accrued payables                      --          4,100
 Amortization                                                 --             --
 Common stock issued for services                             --        210,000
                                                       ---------      ---------
 Total adjustments                                        25,056        225,605
                                                       ---------      ---------
Net cash used by operating activities                   (130,007)        (2,089)
                                                       ---------      ---------

Cash flows from investing activities:
 Cash payments for investments                            (7,000)            --
                                                       ---------      ---------
 Net cash used by investing activities                    (7,000)            --
                                                       ---------      ---------

Cash flows from financing activities:
 Proceeds from subscriptions receivable                  138,405             --
                                                       ---------      ---------
Net cash provided by financing activities                138,405
                                                       ---------      ---------

Net increase (decrease) in cash                            1,398         (2,089)

Cash, beginning of period                                    883          2,281
                                                       ---------      ---------
Cash, end of period                                    $   2,281      $     192
                                                       =========      =========

See notes to consolidated financial statements.

                          SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 2001

Schedule of Non-Cash Investing and Financing Activities(1)
- --------------------------------------------------------------------------------

On December 6, 1999, in exchange for the website, E-Trade Golf.Com, the Company issued 33,737 shares of its series I convertible preferred stock. Each share is convertible into three shares of its common stock on or after October 1, 2000. the Website, E-trade was subsequently disposed of in conjunction with the golf elated net assets (See Note 6).

On December 13, 1999 the Company issued 700,000 shares of series I convertible preferred stock, and 115,500 shares of common stock, in connection with the acquisition of NetWeb OnLine.Com, Inc., valued at $57,750. The value was established according to the net assets at book value. Each share of series I convertible preferred stock is convertible into three shares of common stock at any time after 12 months from the date of issuance at the option of the referred stockholder, and pays no dividends.

On June 28, 2000 the Company received 50,000 shares of BizNet, Inc. as payment for subscriptions receivable of $10,000.

On June 30, 2000 the Company retired 15,026 shares of series I convertible preferred stock, 200,000 shares of series II redeemable preferred stock, and 25,000 shares of common stock, in conjunction with the disposition of the golf related net assets at a value of for $336,602 (See Note 6).

On June 30, 2000, the Company reduced the price of remaining shares subscribed for from $1 to $0.001, for a total value of $485,595, from the subscriptions receivable of $634,000.


(1) As restated for 20 for 1 share exchange between NetWeb Online.Com, Inc. and Spectrum Brands Corporation on May 15, 2001.

See notes to consolidated financial statements.

                          SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 2001

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Spectrum Brands Corporation was incorporated in the State of Florida (originally under the name NetWeb Communications Corp.) on October 3, 2000, and changed its name to Spectrum Brands Corporation in April, 2001. Spectrum Brands Corporation was inactive until merging with NetWeb Online.Com, Inc. in May, 2001, in a transaction classified as a merger between parties under common control. Spectrum Brands Corporation exchanged one common share for every twenty common shares outstanding of NetWeb Online.Com, Inc.,(379,516 Spectrum Brands Corporation common shares for 7,590,478 common shares of NetWeb Online.Com, Inc.). The assets and liabilities of NetWeb Online.Com, Inc. were transferred to Spectrum Brands Corporation at their carrying value on the books of NetWeb Online.Com, Inc. at the date of transfer. Pursuant to the merger, NetWeb Online.Com, Inc. was dissolved as a corporation, with Spectrum Brands Corporation the sole surviving entity. NetWeb Online.Com, Inc. was incorporated in the State of Texas, under the name GEAC, Inc., on November 5, 1997. In July, 1999, the name was changed to The Golfing Network.Com, Inc., and in December, 1999 changed to NetWeb Online.Com, Inc. The merged entity of Spectrum Brands Corporation and NetWeb Online.Com, Inc. is hereinafter referred to as "Spectrum Brands Corporation", "Spectrum", or "the Company".

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Spectrum Brands Corporation and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

                           SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 2001

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts payable, and due to related parties, as reported in the accompanying balance sheet, approximates fair value.

Products and services, geographic areas and major customers

The Company is currently inactive. Company revenue was derived from a forfeited deposit. All assets are held domestically.

Recent Accounting Pronouncements

In June, 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interest accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other

                           SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 2001


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

intangibles acquired in business combinations. The Company does not expect these pronouncements to have a material affect on its financial statements.


NOTE 2 INVESTMENTS

Investments at September 30, 2000 consisted of the following:

                                          Unrealized    Market      Realized
                                   Cost     Losses       Value       Losses
                                  -------   ------      ------       ------
             Equity               $14,500   $6,500      $3,500       $4,500
             Securities
             Options                2,500        0       2,500            0
                                  -------   ------      ------       ------
             Totals               $17,000   $6,500      $6,000       $4,500
                                  =======   ======      ======       ======

All investments as of September 30, 2001 were written-off.

NOTE 3  RELATED PARTY TRANSACTIONS

Accrued payables to related parties consist of a $2,100 payable to a Company officer and a $2,000 payable to a company under common control.

NOTE 4  STOCKHOLDERS' EQUITY

Common stock

The Company as of September 30, 2000 and 2001 had 30,000,000 and 45,000,000 shares of authorized common stock respectively, $.001 par value, with 317,433 and 499,983 shares issued and outstanding (as adjusted for 20 for 1 share exchange between NetWeb Online.Com, Inc. and Spectrum Brands Corporation on May 15, 2001).

Preferred stock

At September 30, 2000 the Company had 5,000,000 authorized shares of preferred stock, $.001 par value, non-voting, created by the articles of incorporation of NetWeb Online.Com, Inc., out of which the following series were designated by the Board of Directors:

Series I convertible preferred stock - 1,000,000 shares authorized, $.001 par value, issuable upon terms and conditions as may be designated by the Board of Directors at or prior to issuance, 13,940 issued and outstanding, convertible by the holder into 0.15 shares of common stock with no further consideration required and with no further terms and conditions.

Series II redeemable preferred stock - 200,000 shares authorized, $.001 par value, issuable upon terms and conditions as may be designated by the Board of Directors at or prior to issuance, redeemable by the Company at the option of the Board of Directors at $1.50 per share upon the earlier of (i) February 28, 2000; or (ii) the completion by the Company of a registered public offering in the minimum amount of $2,000,000, with no shares issued or outstanding.

                           SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 2001

NOTE 4  STOCKHOLDERS' EQUITY - CONTINUED

At September 30, 2001 the Company had 5,000,000 authorized shares of preferred stock, no designated par value, created by the articles of incorporation of Spectrum Brands Corporation, out of which the following series was designated by the Board of Directors:

Series I convertible preferred stock - 1,000,000 shares authorized, $.001 par value, issuable upon terms and conditions as may be designated by the Board of Directors at or prior to issuance, none issued or outstanding, convertible by the holder into 3 shares of common stock.

No preferred shares created earlier under the articles of incorporation of NetWeb Online.Com, Inc. were issued or outstanding at September 30, 2001, with no further issuances to be made from those preferred shares pursuant to the merger between NetWeb Online.Com, Inc. and Spectrum Brands Corporation on May 15, 2001, as NetWeb Online.Com, Inc. ceased to exist as a separate corporate entity.

Stock issuances

On December 6, 1999, in exchange for the website, E-Trade Golf.Com, the Company issued 33,737 shares of its series I convertible preferred stock. Each share is convertible into three shares of its common stock on or after October 1, 2000. The website, E-Trade, was subsequently disposed of in conjunction with the golf related net assets.

On December 13, 1999, majority stockholders contributed 86,050 shares of common stock, in connection with the acquisition of NetWeb Online, Inc. On December 13, 1999, the Company issued 700,000 shares of series I convertible preferred stock, and 115,500 shares of common stock in connection with the acquisition (accounted for as a purchase) of NetWeb Online, Inc., at $57,750. The value was established according to the net assets at book value. The operations of the Company and NetWeb Online, Inc. are consolidated from December 13, 1999 forward. No goodwill was recognized with the purchase. NetWeb Online, Inc. had no material operations prior to the acquisition date. Each share of series I convertible preferred stock is convertible into three shares of common stock at any time after 12 months from the date of issuance at the option of the preferred stockholder, and pays no dividends.

On June 30, 2000, the Company retired 15,026 shares of series I convertible preferred stock, 200,000 shares of series II redeemable preferred stock, and 25,000 shares of common stock,in conjunction with the disposition of golf related net assets at a value of $336,602 (See Note 6).

On June 30, 2000, the Company reduced the price of remaining shares subscribed for from $1 to $0.001, for a total value of $485,595, from the subscriptions receivable of $634,000.

On August 30, 2000, various stockholders exercised their rights to convert 733,737 shares of series I preferred stock into 110,061 shares of common stock.

During the year ended September 30, 2001, the Company issued 60,000 common shares for services valued at $10,000, a stockholder converted 13,940 shares of series I preferred stock into 2,091 common shares, and the Company issued 120,467 shares into escrow for a contemplated acquisition.

                           SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 2001

NOTE 4  STOCKHOLDERS' EQUITY - CONTINUED


Stock options

Incentive stock option plan

As part of an overall executive compensation program, the Company has adopted an incentive stock option plan. The plan which is set to expire May 15, 2011 unless extended by the Directors, allows eligible participants to receive options to acquire common stock of the Company at prices and terms set by the Board of Directors. As of September 30, 2001, 1,000,000 shares of common stock of the Company have been reserved for sale through the plan. Options to acquire 400,000 shares were outstanding (with 400,000 being exercisable) on September 30, 2001 at an exercise price of $1.00 per share.

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123, whereby option costs are recorded based at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In August, 2001, the Company granted stock options pursuant to its incentive stock option plan, exercisable immediately, to a consultant as compensation for services, to purchase common shares of the Company as follows:

Amount            Price/share             Expiration date
- ------            -----------             ---------------

100,000 shares      $  1.00               August 30, 2006

The Company has accrued a compensation expense of $50,000 under the options, based on the fair value of the consideration received.


Employee stock options

The Company applies APB Opinion 25 and related Interpretations in accounting for employee stock options.

In August, 2001, the Company granted stock options under its incentive stock option plan, exercisable immediately, to certain directors and officers to purchase common shares of the Company as follows:

Amount            Price/share       Expiration date
- ------            -----------       ---------------

100,000 shares      $  1.00         August 30, 2006
100,000 shares      $  1.00         August 30, 2006
100,000 shares      $  1.00         August 30, 2006

Had compensation cost for the Company's employee stock option awards been determined based on the fair value at the grant dates for awards under the incentive stock option plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                           SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 2001

NOTE 4  STOCKHOLDERS' EQUITY - CONTINUED

                                               2001

Net income (loss)          As reported      $(227,694)

                           Pro forma        $(501,668)

Basic and fully diluted    As reported      $(0.5495)
    earnings per share
                           Pro forma        $(1.2107)

For pro forma purposes the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate 5%, dividend yield 0%, expected life 5 years, and volatility of 156%.


A summary of the status of the Company's stock options as of September 30, 2001, and changes during the year ending on that date is presented below:

                                                 Weighted Ave.
Options                                Shares   Exercise Price

Outstanding at
      beginning of period                  0      $ 0.00
Granted                              400,000      $ 1.00
Exercised
Forfeited
                                     -------      ------
Outstanding at
      end of period                  400,000      $ 1.00
Options exercisable
     at period end                   400,000
Weighted average fair
     value of options
     granted during the
     the period                      $ 1.18


The following table summarizes information about stock options outstanding at September 30, 2001.

Options Outstanding                                   Options Exercisable
- -------------------                                   -------------------

Range of    Number      Wgt. Ave.                     Number      Wgt. Ave.
Exercise   Outstanding  Remaining      Wgt. Ave.      Exercisable Exercise
Prices     at 9/30/01   Contract Life  Exercise Price at 9/30/01  Price
- --------   -----------  -------------  -------------- ----------- -------------

$1.00       400,000       4.9 years      $1.00        400,000      $1.00

                           SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 2001

NOTE 5  INCOME TAXES

Deferred tax assets and liabilities consist of the following:

                                 September 30,    September 30,
                                     2000             2001
                                --------------   --------------
Current deferred tax asset
                                $            0   $            0
Valuation allowance                          0                0
                                --------------   --------------
                                $            0   $            0
                                ==============   ==============
Non-current tax asset           $      159,000   $      256,253
Valuation allowance                   (159,000)        (256,253)
                                --------------   --------------
                                $            0   $            0
                                ==============   ==============


The non-current deferred tax asset results from the net operating loss carryforward, which approximates $429,000 at September 30, 2000, and $657,000 at September 30, 2001. The net operating loss carryforward, which is subject to annual limitations prescribed by the Internal Revenue Code, is available to offset future taxable income through 2020. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

The Company's income tax expense for the years ended September 30, 2000 and 2001 differed from the statutory federal rate of 34% as follows:


                          September 30,    September 30,
                              2000             2001
                         --------------   --------------

Statutory rate applied
 to loss before income
 taxes                   $      (53,000)  $      (77,416)

State income taxes, net
 of federal income tax
 effect                          (4,600)         (11,385)

Increase in valuation
 allowance                       57,600           88,801

                         --------------   --------------

Income Tax Expense       $            0   $            0
                         ==============   ==============

                           SPECTRUM BRANDS CORPORATION
                       (FORMERLY NETWEB ONLINE.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 2001


NOTE 6  DIVESTITURE

On June 30, 2000 the Company transferred its golf related net assets including all royalty agreements, to two stockholders for the return of the following equity:

15,026 shares of series I convertible preferred stock 200,000 shares of series II redeemable preferred stock 500,000 shares of common stock

A summary of financial data of discontinued operations at September 30, 1999 is as follows:


Financial Position
Current assets                 $  47,240
Note receivable, stockholder      30,150
Deferred advertising costs       181,791
Patents                          156,136
Total current liabilities         (3,715)
Note payable, stockholder         75,000
                              ----------
                              $  336,602
                              ==========


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

NOTE 8  SUBSEQUENT EVENTS

Effective as of October 1, 2001, all of the Company's assets and liabilities and all of the issued and outstanding shares of its wholly owned subsidiary Netweb Online, Inc. were exchanged with Concept Innovations Inc., ("Concept") a Florida corporation related to the Company by common control, for the agreement by Concept to issue 250,000 common shares of Concept to Spectrum Brands Corporation upon the registration of the 250,000 Concept shares under the Securities Act of 1933 or the procurement of a valid exemption therefrom.

In December, 2001 the United States Securities and Exchange Commission filed a civil action against the Company, its sole officer and director, and other individuals alleging stock manipulation. Criminal charges were also brought in the matter by the United States Attorney's Office for the Eastern District of New York.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SPECTRUM BRANDS CORPORATION


         Date:  January 28, 2002                By: /s/ Michael J. Burns
                                                    -----------------------
                                                    Michael J. Burns, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                           Date
- ---------                             -----                           ----

/s/ Michael J. Burns  President, Secretary, Treasurer,          January 28, 2002
- --------------------      and Director (Principal Executive
Michael J. Burns          Officer and Principal Financial Officer)

                                  EXHIBIT INDEX


         Exhibit
         Number                     Document
         ------                     --------

           3.1         Certificate of Incorporation, as amended (1)
           3.2         Bylaws (2)
           10.1        2001 Stock Incentive Plan (3)
           21.1        List of Subsidiaries
           23.1        Consent of Sewell and Company, PA
           23.2        Consent of Ronald R. Chadwick, P.C.


(1) Incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-69814)

(2) Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-69814)

(3) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-69814)